Form 10-Q
period 1997-09-30
GOLDEN STATE PETROLEUM TRANSPORT CORP; GOLDEN STATE PETRO IOM I A PLC; GOLDEN STATE PETRO IOM I B PLC
filed 1997-11-26
CIK 1038286, 1038460, 1038461

==================================================================



                  GOLDEN STATE PETROLEUM TRANSPORT CORPORATION

                        GOLDEN STATE PETRO (IOM I-A) PLC

                        GOLDEN STATE PETRO (IOM I-B) PLC


                              THIRD QUARTER REPORT

                                      1997

       ==================================================================

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997         Commission File Number    333-26227

--------------------------------------------------------------------------------

                  GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
                        GOLDEN STATE PETRO (IOM I-A) PLC
                        GOLDEN STATE PETRO (IOM I-B) PLC
            (exact name of Registrant as specified in their charters)


Delaware                                    N/A
Isle of Man                                 N/A
Isle of Man                                 N/A
(State or other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)              Identification Nos.)

C/O CAMBRIDGE FUND MANAGEMENT LLC           C/O 15-19 ATHOL STREET
535 MADISON AVENUE                          DOUGLAS, ISLE OF MAN IM1 1LB
NEW YORK, NY  10022                         011-44-1-62-462-8575
(212) 508-6500                              (Address, including zip code, and
(Address, including zip code, and           telephone number, including area
telephone number, including area code of    code of principal, executive offices
principal, executive offices of Golden      of Golden State Petro (IOM I-A) PLC
State Petroleum Transport Corporation)      and Golden State Petro (IOM I-B) PLC


                              CT CORPORATION SYSTEM
                                  1623 BROADWAY
                               NEW YORK, NY 10019
                                 (212) 246-5070
                     (Name, address, including zip code, and
                      telephone number, including area code
                 of agent for service of Golden State Petroleum
               Transport Corporation, Golden State Petro (IOM I-A)
                    PLC and Golden State Petro (IOM I-B) PLC)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES       X                                 NO

Number of shares outstanding of each class of each Registrant's Common Stock as of October 31, 1997.

Common, $1.00 per value..........................................2 shares

                  GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
                        GOLDEN STATE PETRO (IOM I-A) PLC
                        GOLDEN STATE PETRO (IOM I-B) PLC

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

       ------------------------------------------------------------------


                                                                                   PAGE
                                                                                   ----

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS FOR GOLDEN STATE PETROLEUM TRANSPORT
                                      CORPORATION

           -   Balance Sheet (September 30, 1997 and March 31, 1997)                 5

           -   Income Statement - Date of Commencement to March 31, 1997

                 and Two Quarters Ended September 30, 1997                           6

           -   Statement of Cash Flows - Date of Commencement to March 31, 1997
                 and Two Quarters Ended September 30, 1997                           7

           -   Notes to Golden State Petroleum Transport Corporation                 8


           FINANCIAL STATEMENTS FOR GOLDEN STATE PETRO (IOM I-A) PLC

           -   Balance Sheet (September 30, 1997 and March 31, 1997)                 9

           -   Income Statement - Date of Commencement to March 31, 1997

                 and Two Quarters Ended September 30, 1997                           10

           -   Statement of Cash Flows - Date of Commencement to March 31, 1997
                 and Two Quarters Ended September 30, 1997                           11

           -   Notes to Golden State Petro (IOM I-A) PLC                             12

                                                                                   PAGE
                                                                                   ----

           FINANCIAL STATEMENTS FOR GOLDEN STATE PETRO (IOM I-B) PLC

           -   Balance Sheet (September 30, 1997 and March 31, 1997)                 20

           -   Income Statement - Date of Commencement to March 31, 1997
                 and Two Quarters Ended September 30, 1997                           21

           -   Statement of Cash Flows - Date of Commencement to March 31, 1997
                 and Two Quarters Ended September 30, 1997                           22

           -   Notes to Golden State Petro (IOM I-B) PLC                             23


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                 31



PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                         32

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                          32



SIGNATURES

GOLDEN STATE PETROLEUM TRANSPORT CORPORATION


BALANCE SHEET



                                                        SEPTEMBER 30, 1997        MARCH 31, 1997
                                                        ------------------        --------------

ASSETS:
     Cash                                                     $    2                  $    2

     Accounts receivable                                       5,000                   5,000
                                                              ------                  ------

              Total assets                                    $5,002                  $5,002
                                                              ======                  ======

LIABILITIES AND STOCKHOLDER'S EQUITY:
         Accounts payable                                     $5,000                  $5,000
                                                              ------                  ------

              Total liabilities                                5,000                   5,000
                                                              ------                  ------

STOCKHOLDER'S EQUITY:
     Common stock, no par value, 100 shares authorized,
       2 shares issued and outstanding                             2                       2

     Retained earnings                                            --                      --
                                                              ------                  ------

              Total stockholder's equity                           2                       2
                                                              ------                  ------

              Total liabilities and stockholder's equity      $5,002                  $5,002
                                                              ======                  ======





SEE NOTES TO THE FINANCIAL STATEMENTS.

GOLDEN STATE PETROLEUM TRANSPORT CORPORATION


STATEMENT OF INCOME AND RETAINED EARNINGS



                                                                                FOR THE PERIOD
                                                                                DECEMBER 5, 1996
                                                        FOR THE PERIOD          (DATE OF COMMENCE-
                                                        APRIL 1, 1997 TO        MENT OF OPERATIONS)
                                                        SEPTEMBER 30, 1997      TO MARCH 31, 1997
                                                        ------------------      --------------------
REVENUE:

     Agency fees                                              $    0                  $5,000
                                                              ------                  ------
EXPENSES:

     Transaction expenses                                     $    0                   5,000
                                                              ------                  ------

         Net Income                                               --                      --

Retained earnings, beginning of period                            --                      --
                                                              ------                  ------

         Retained earnings, end of period                     $   --                  $   --
                                                              ======                  ======





SEE NOTES TO THE FINANCIAL STATEMENTS.

GOLDEN STATE PETROLEUM TRANSPORT CORPORATION


STATEMENT OF CASH FLOWS



                                                                                FOR THE PERIOD
                                                                                DECEMBER 5, 1996
                                                                                (DATE OF
                                                        FOR THE PERIOD          COMMENCEMENT
                                                        APRIL 1, 1997 TO        OF OPERATIONS) TO
                                                        SEPTEMBER 30, 1997      MARCH 31, 1997
                                                        ------------------      --------------------

Cash flows provided by operating activities
     Net income                                               $   --                  $   --

     Changes in assets and liabilities:
         Increase in accounts receivable                          --                  (5,000)

         Increase in accounts payable                             --                   5,000
                                                              ------                  ------
              Net cash provided by operating activities           --                      --
                                                              ------                  ------

Cash flows from financing activities:
     Capital contribution                                         --                       2
                                                              ------                  ------
         Net cash provided by financing activities                --                       2
                                                              ------                  ------

Cash at beginning of period                                        2                      --
                                                              ------                  ------

              Cash at end of period                           $    2                  $    2
                                                              ======                  ======





SEE NOTES TO THE FINANCIAL STATEMENTS.

GOLDEN STATE PETROLEUM TRANSPORT CORPORATION


NOTES TO FINANCIAL STATEMENTS


1.     GENERAL:

       The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the company as of September 30, 1997 and the result of its operations, changes in retained earnings, and cash flows for the periods then ended.

2.     THE COMPANY:

       Golden State Petroleum Transport Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 5, 1996. The Company is a special purpose corporation that has been organized solely for the purpose of issuing certain Mortgage Notes as agent for two affiliated entities, Golden State Petro (IOM I-A) PLC and Golden State Petro (IOM I-B) PLC (collectively, the "Owners"). The Mortgage Notes were issued at face value on December 24, 1996 and January 6, 1997 and the proceeds totaling $178,800,000 were used by the Owners to finance the construction and acquisition of two very large crude carriers for charter to an unaffiliated third party.

       The Mortgage Notes are not obligations of and are not guaranteed by the Company.

       BASIS OF PRESENTATION

       The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statement in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.     ACCOUNTS RECEIVABLE/RELATED PARTY:

       The Company earned $5,000 as aggregate compensation for services as agent in the issuance of the Mortgage Notes and, correspondingly, owes equivalent transaction fees to its ultimate parent, Cambridge Petroleum Transport Corporation.

4.     CAPITALIZATION:

       The Company's capitalization is nominal and it has no source of income other than fees earned as agent. The Company has no direct employees and utilizes resources and premises provided by its ultimate parent for a cost equivalent to transaction fees earned.

GOLDEN STATE PETRO (IOM I-A) PLC


BALANCE SHEET



                                                          SEPTEMBER 30, 1997         MARCH 31, 1997
                                                          ------------------         --------------

ASSETS:
     Restricted cash                                          $50,146,532             $52,433,724

     Vessel under construction                                 37,859,484              36,510,071
                                                              -----------             -----------

              Total assets                                     88,006,016              88,943,795
                                                              ===========             ===========

LIABILITIES:
     Mortgage notes, net of unamortized debt issue
       costs of $1,137,753 at September 30, 1997
       and $1,185,093 at March 31, 1997.                       87,312,247              87,264,907

     Interest payable and other liabilities                     1,135,242               1,821,840
                                                              -----------             -----------

              Total liabilities                                88,447,489              89,086,747
                                                              -----------             -----------

STOCKHOLDER'S EQUITY:
     Common stock, no par value, 2,000 shares authorized,
       2 shares issued and outstanding                                  2                       2

     Retained deficit                                            (441,475)               (142,954)
                                                              -----------             -----------

              Total stockholder's equity                         (441,473)               (142,952)
                                                              -----------             -----------

              Total liabilities and stockholder's equity      $88,006,016             $88,943,795
                                                              ===========             ===========





SEE NOTES TO THE FINANCIAL STATEMENTS.

GOLDEN STATE PETRO (IOM I-A) PLC


STATEMENT OF INCOME AND RETAINED EARNINGS



                                                                                     FOR THE PERIOD
                                                                                     DECEMBER 24, 1996
                                                         FOR THE PERIOD              (DATE OF COMMENCE-
                                                         APRIL 1, 1997 TO            MENT OF OPERATIONS)
                                                         SEPTEMBER 30, 1997          TO MARCH 31, 1997
                                                         ------------------          -------------------

REVENUE:

     Interest income                                          $1,813,472              $1,005,020
                                                              ----------               ---------

          Total revenue                                        1,813,472               1,005,020


EXPENSES:

     Interest                                                  2,031,320               1,116,413


     Administrative expenses                                      80,673                  31,561
                                                              ----------               ---------

         Total expenses                                        2,111,993               1,147,974


Net loss                                                        (298,521)               (142,954)
                                                              ----------               ---------

Retained earnings (deficit), beginning
   of period                                                    (142,954)                     --

Retained earnings (deficit), end of period                    $ (441,475)              $(142,954)
                                                              ==========               =========





SEE NOTES TO THE FINANCIAL STATEMENTS.

GOLDEN STATE PETRO (IOM I-A) PLC


STATEMENT OF CASH FLOWS



                                                                                     FOR THE PERIOD
                                                                                     DECEMBER 24,
                                                                                     1996 (DATE OF
                                                         FOR THE PERIOD              COMMENCEMENT
                                                         APRIL 1, 1997 TO            OF OPERATIONS) TO
                                                         SEPTEMBER 30, 1997          MARCH 31, 1997
                                                         ------------------          ---------------------

Cash flows from operating activities:


     Net Loss                                                 $  (298,521)            $  (142,954)

     Adjustments to reconcile net income to net cash provided by operating activities:

         Amortization of debt issue costs                          47,340                  31,561

         Changes in assets and liabilities:

              Increase (decrease) in interest payable and
                other liabilities                                (686,598)              1,821,840
                                                              -----------             -----------
                  Net cash provided by (used in) operating
                    activities                                   (937,779)              1,710,447
                                                              -----------             -----------


Cash flows from investing activities:


     Payments made under vessel construction contract                  --             (35,304,644)

     Interest capitalized                                      (1,349,413)               (705,427)

     Transaction costs capitalized                                     --                (500,000)

     (Increase) decrease in restricted cash                     2,287,192             (52,433,724)
                                                              -----------             -----------
         Net cash (used in) provided by investing activities      937,779             (88,943,795)
                                                              -----------             -----------


Cash flows from financing activities:


     Proceeds from mortgage notes                                      --              88,450,000

     Debt issue costs                                                  --              (1,216,654)

     Contribution of capital                                           --                       2
                                                              -----------             -----------
         Net cash provided by financing activities                     --              87,233,348
                                                              -----------             -----------
         Net increase in cash                                          --                      --
                                                              ===========             ===========


Supplemental data


              Interest paid during the period                 $ 4,075,662                      --
                                                              ===========             ===========





SEE NOTES TO THE FINANCIAL STATEMENTS.

GOLDEN STATE PETRO (IOM I-A) PLC


NOTES TO FINANCIAL STATEMENTS

1.     GENERAL:

       The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the company as of September 30, 1997 and the result of its operations, changes in retained earnings, and cash flows for the periods then ended.


2.     DESCRIPTION OF LEASE OPERATION:

       Golden State Petro (IOM I-A) PLC (the "Company") was formed as an Isle of Man public limited company for the purpose of acquiring and chartering a very large crude oil carrier ("VLCC"). The proceeds from the offering and sale of the Serial Notes, together with the proceeds of the sale of the Term Notes (collectively the "Notes"), will be used by the Company to fund the construction of a VLCC by Samsung Corporation and Samsung Heavy Industries Co., Ltd. (collectively, the "Builders") under the technical supervision of the Chevron Shipping Company as agent for Chevron Transport Corporation (the "Initial Charterer") which is an indirect, wholly-owned subsidiary of Chevron Corporation. The contracted delivery date of the VLCC is February 1, 1999. The VLCC, once accepted by the Company under the building contract, will be chartered to the Initial Charterer pursuant to an initial charter for a term of eighteen years. The Initial Charterer has an option to terminate the charter on the eighth anniversary of the delivery date for the VLCC. The Initial Charterer's obligations under the initial charter will be guaranteed by Chevron corporation.

       The Company is a wholly-owned subsidiary of Golden State Holdings I Ltd., an Isle of Man holding company, which is a wholly-owned subsidiary of Cambridge Petroleum Transport Corporation ("CPTC"), a closely-held Cayman Islands Corporation.


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       BASIS OF PRESENTATION

       The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

       ALLOCATION OF MORTGAGE NOTES

       The Company is jointly and severally liable under the Notes with Golden State Petro (IOM I-B) PLC for the issued amount of $178,800,000. In preparing the separate company financial statements of the Company and Golden State Petro (IOM I-B) PLC, the aggregate

GOLDEN STATE PETRO (IOM I-A) PLC
       amount of the Notes has been allocated so as to reflect the difference in the contracted cost of the vessels.

       OPERATING LEASE

       The operating lease commences upon the delivery of the vessel to the Initial Charterer. Income from the operating lease will be recognized ratably over the term of the leases.

       VESSEL UNDER CONSTRUCTION

       Construction in progress is capitalized in accordance with contract payments made and also includes the capitalization of interest charges and certain transaction costs incurred during the period of the vessel's construction. Contract payments capitalized as of September 30, 1997 and March 31, 1997 were $35,304,644. Interest charges of $2,054,840 and transaction costs of $500,000 were capitalized as of September 30, 1997. Interest charges of $705,428 and transaction costs of $500,000 were capitalized as of March 31, 1997.

       DEBT ISSUE COSTS

       Debt issue costs comprise expenses incurred in connection with the issuance of the Notes (see Note 3). Such expenses are being amortized over the weighted average life of the serial notes, and the life of the term notes, respectively.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The methods and assumptions used in estimating the fair values of financial instruments are as follows:

           RESTRICTED CASH: The Restricted cash balance represents an investment in a guaranteed investment contract which is readily convertible into cash. The carrying value of the guaranteed investment contract is stated at contract value which approximates fair value. This contract is with Pacific Mutual Life Insurance, a California Life Insurance Company and is held in the name of the United States Trust Company on behalf of the Company as the Indenture Trustee.

           MORTGAGE NOTES: The carrying value of the Notes approximates fair value as of September 30, 1997 and March 31, 1997 based upon the current borrowing rates available for financing with similar terms and maturities and the short elapsed time between the date of the balance sheet and the date of issuance of the Notes.

           INTEREST PAYABLE AND OTHER LIABILITIES: The carrying value approximates fair value due to their relatively short maturities.

GOLDEN STATE PETRO (IOM I-A) PLC

       ACCOUNTING ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates. The most significant assumptions and estimates relate to the vessel under construction held for lease.

       INCOME TAXES

       The Company is exempt from United States federal, state and local income taxes and has been granted exemptions from the statutory 20% tax on profits required to be assessed against Isle of Man companies. Accordingly, no provision for taxes have been made in these financial statements.

       OTHER

       Both interest income and interest expense are recognized on an accrual basis.


4.     MORTGAGE NOTES:

       On December 24, 1996, Golden State Petroleum Transport Corporation, a special purpose Delaware corporation which is an entity affiliated with the Company, acted as agent on behalf of the Company and issued the Notes, certain terms of which are set forth below. The Company was allocated a share of the proceeds from the offering and sale of the Notes, which totaled $88,450,000. These funds were used by the Company to fund the construction and acquisition of a VLCC.

       Interest is deemed to accrue for both the Serial and Term notes from December 24, 1996 and is payable on February 1st and August 1st of each year commencing August 1, 1997.

       The Notes have priority of payment and are collateralized by (i) a statutory first mortgage on the vessel; (ii) an assignment of the building contract with the Builders and a technical supervision agreement with Chevron; (iii) an assignment of the building contract performance guarantee with the Korea Development Bank; (iv) an assignment of the initial charter; (v) an assignment of the charter supplement (pursuant to the issuance of Additional Notes); (vi) an assignment of the Chevron Corporation guarantees; (vii) an assignment of the management agreement with Cambridge Fund Management L.L.C.; (viii) an assignment of the earnings and issuance proceeds related to the vessel and; (ix) certain other collateral.

GOLDEN STATE PETRO (IOM I-A) PLC

       SERIAL NOTES

       The Serial Notes were issued in the aggregate principal amount of $51,700,000 of which $24,900,000 was allocated to the Company. Set forth below are the allocated principal amount and the interest rates of Serial Notes payable on each maturity date for the Company:

           MATURITY DATE              INTEREST RATE            PRINCIPAL
       ---------------------------------------------------------------------
           February 1, 2000               6.360%               $  2,550
           February 1, 2001               6.465%                  3,350
           February 1, 2002               6.550%                  3,600
           February 1, 2003               6.610%                  3,850
           February 1, 2004               6.700%                  4,100
           February 1, 2005               6.800%                  4,350
           February 1, 2006               6.855%                  3,100
                                                               --------
                                                                $24,900
                                                               ========


       Interest is deemed to accrue for the Serial notes from December 24, 1996 and is payable on February 1st and August 1st of each year commencing August 1, 1997. At September 30, 1997 and March 31, 1997 the effective interest rate for the Serial notes was 6.633%.

       TERM NOTES

       The Term Notes were issued by Golden State Petroleum Transportation Corporation, acting as agent for the Company, in the aggregate principal amount of $127,100,000. The allocated principal amount of Term Notes to the Company is $63,550,000. Interest on the Term Notes will accrue from the date of issuance thereof at a rate per annum equal to 8.04%, and will be payable on each February 1st and August 1st (each, a "Payment Date"), commencing August 1, 1997. Interest on the Term Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from December 24, 1996.

       Term Notes will be subject to redemption through the operation of a mandatory sinking fund on each payment date commencing August 1, 2007 to and including August 1, 2018, according to the schedule of sinking fund redemption payments set forth below. The sinking fund redemption price is 100% of the principal amount of Term Notes being redeemed, together with accrued and unpaid interest to the date fixed for redemption. The Term Notes will mature, and the final payment of principal and interest on the Term Notes will be due, on February 1, 2019. The amortization schedule will approximate level debt service through the maturity date with an additional principal payment on the maturity date of $10,995,000. The following table provides the scheduled sinking fund redemption amounts and final principal payment on the Term Notes.

GOLDEN STATE PETRO (IOM I-A) PLC

       =================================================================
                     SINKING FUND REDEMPTION AMOUNTS
                       AND FINAL PRINCIPAL PAYMENT
                           (DOLLARS IN THOUSANDS)
           ---------------------------------------------------------
             Scheduled Payment Date                         Amount
       -----------------------------------------------------------------
               August 1, 2007                              $ 1,340
               February 1, 2008                              1,395
               August 1, 2008                                1,450
               February 1, 2009                              1,510
               August 1, 2009                                1,570
               February 1, 2010                              1,635
               August 1, 2010                                1,700
               February 1, 2011                              1,765
               August 1, 2011                                1,840
               February 1, 2012                              1,910
               August 1, 2012                                1,990
               February 1, 2013                              2,070
               August 1, 2013                                2,150
               February 1, 2014                              2,240
               August 1, 2014                                2,330
               February 1, 2015                              2,420
               August 1, 2015                                2,520
               February 1, 2016                              2,620
               August 1, 2016                                2,725
               February 1, 2017                              2,835
               August 1, 2017                                2,950
               February 1, 2018                              3,070
               August 1, 2018                                3,190
               February 1, 2019                             14,325
                                                           -------
                                                           $63,550
                                                           =======
       -----------------------------------------------------------------


       ADDITIONAL NOTES

       The Company shall be entitled to issue an additional series of first preferred mortgage notes upon the delivery date of the vessel. The proceeds of the Additional Notes, will be used by the Company to fund any additional construction costs of the vessel.

       The term and maturity of any Additional Notes will be determined at the discretion of management at the date of issue.

       MANDATORY REDEMPTION

       The Serial Notes, together with the Term Notes and the Additional Notes, will be subject to mandatory redemption on a pro rata basis in an aggregate principal amount equal to the allocated principal amount of the Notes of the vessel where: (i) it is not delivered on or before 180 days from the contractual delivery date for the vessel and the contractual delivery date is not extended as provided in the building contract or;
       (ii) if the Company rejects or cancels the related building contract pursuant to the terms and conditions set forth therein or; (iii) if the vessel is a total loss, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest (including default interest) to the date fixed for redemption.

GOLDEN STATE PETRO (IOM I-A) PLC

       If a net reduction in construction cost occurs, the Company shall redeem outstanding Serial Notes and Term Notes, on a pro rata basis, in an aggregate principal amount equal to the net reduction in construction costs, at a redemption price of 100% of the principal amount thereof, together with accrued and unpaid interest on such Notes to be redeemed, to the date fixed for redemption.

       If the Initial Charterer exercises any of its termination options as defined in the Initial Charter, and the Company does not enter into an acceptable replacement charter for the vessel on or before the date which is one week prior to the next sinking fund payment date for the Term Notes following the effective date of such termination and the vessel is sold, with the consent of all the holders of the Term Notes, then the outstanding Term Notes will be redeemed in part, from the net proceeds of the sale of the vessel and the allocable portion of the Restricted Cash - Pre Funding account, in an aggregate principal amount of Term Notes equal to the allocated principal amount of the Notes for the vessel, at an aggregate redemption price equal to the sum of such net proceeds and the allocable portion of the debt service reserve fund. If all the holders of the Term Notes do not consent to such a sale, then Cambridge Fund Management, L.L.C. will attempt to recharter the vessel.

       OPTIONAL REDEMPTION

       The Serial Notes will not be subject to optional redemption prior to the respective maturity dates. The Term Notes may be redeemed in whole or in part at the discretion of the Company on any Payment Date on or after the later of (a) August 1, 1999 and (b) the delivery date of the last vessel (whether the vessel of the Company or the vessel of Golden State Petro (IOM I-B) PLC) to be delivered at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the date fixed for redemption, provided that if (i) such redemption occurs prior to February 1, 2018 and (ii) a Vessel is then subject to the related Initial Charter or to an Acceptable Replacement Charter pursuant to which the charterer thereunder is required to pay charter hire equal to or greater than the Charter Hire payable by the Initial Charterer during the Fixed Period, then the Make-Whole Premium as defined, shall be payable with respect to Mortgage Notes in an amount equal to Allocated Principal Amount of the Mortgage Notes for such Vessel. The Company may not exercise such optional redemption if such optional redemption would adversely affect the then applicable ratings on the Serial Notes. In addition, Term Notes may be redeemed in part in an aggregate principal amount equal to the allocated principal amount of the Notes for the vessel if the Initial Charter for the vessel is terminated and an acceptable replacement charter is not entered into, at a redemption price equal to 100% of the principal amount thereof plus accrued interest to the date fixed for redemption.

GOLDEN STATE PETRO (IOM I-A) PLC

       DEBT COVENANTS

       The Indenture includes certain covenants that, among other things, prohibit the Company and Golden State Petroleum Transport Corporation from incurring additional indebtedness (other than Additional Notes or subordinated loans) and impose limitations on the amount of investments, on loans, advances, mergers, the payment of dividends and the making of certain other payments, the creation of liens and certain transactions with affiliates.


5.     RESTRICTED CASH - PRE FUNDING ACCOUNT:

       This account was established in the name and under the control of the United States Trust Company as the Indenture Trustee. The proceeds of the Notes issued on behalf of the Company were deposited into this account in the form of a guaranteed investment contract. The funds in this account can only be used to fund the installment construction payments and to pay interest on the Notes. The funds on deposit in this Pre Funding account at September 30, 1997 and March 31, 1997 were $50,146,532 and $52,433,724, respectively.


6.     CONTINGENCIES AND COMMITMENTS

       The following is a schedule by years of minimum future rentals on the non cancelable portion of the operating lease as of September 30, 1997 for the fiscal years ending December 31:

                   1998................................   $        --
                   1999................................     9,101,329
                   2000................................     9,928,723
                   2001................................     9,928,723
                   2002................................     9,928,723
                   From 2003 to 2007...................    40,542,286
                                                          -----------
                   Total minimum future rentals........   $79,429,784

       Future contractual payments to be made under the ship building contract for each of the succeeding fiscal years ending December 31, until completion are as follows:

                   1998................................   $        --
                   1999................................    17,423,780
                   2000................................    25,726,340
                                                          -----------
                   Total future contractual payments...   $43,150,120

GOLDEN STATE PETRO (IOM I-A) PLC

7.     CONCENTRATION OF CREDIT RISK:

       The Company has no sources for the payment of principal (including sinking fund payments and mandatory redemption payments, and interest on the Notes) except for the Restricted Cash - Pre Funding Account, the monthly charter hire payments from the Initial Charterer and investment income earned on the restricted cash. Accordingly, the Company's ability to pay debt service on the Notes is wholly dependent upon the financial condition, results of operations and cash flows from the initial charter and any subsequent charters if Initial Charterer elects to terminate the initial charter.

8.     RELATED PARTIES:

       The Company is liable for $2,500 to Golden State Petroleum Transport Corporation as compensation for acting as agent in connection with the issuance of the Notes.

9.     MANAGEMENT AGREEMENT:

       Pursuant to an agreement (the "Management Agreement") between the Company and Cambridge Fund Management, L.L.C. (the "Manager") an affiliate of the Company, the Manager has agreed to provide administrative management and advisory services to the Company at an annual fee of $50,000. The charges will be payable to the Manager semi-annually on February 1st and August 1st from amounts on deposit in the ship management reserve fund. The Management Agreement is subordinate to the Notes.

10.    REGISTRATION OF THE NOTES:

       The Term Notes were sold by the Company and an affiliated entity, Golden State Petro (IOM I-B) PLC (together, the "Owners") in a private placement through their agent, Golden State Petroleum Transport Corporation. In connection with such sale, the Owners and certain other parties (the "Parties") entered into a Registration Rights Agreement for the benefit of the purchasers. Pursuant thereto, the Parties agreed to use their best efforts to effect an Exchange Offer to exchange up to $127,100,000 in aggregate principal amount of the Notes issued by the Owners. The registration of the Term Notes became effective on July 30, 1997.

11.    AUDIT FEES:

       Audit fees are paid for by Cambridge Fund Management, LLC.

12.    DIRECTORS FEES:

       Directors fees are paid for by Cambridge Fund Management.

GOLDEN STATE PETRO (IOM I-B) PLC


BALANCE SHEET



                                                         SEPTEMBER 30, 1997         MARCH 31, 1997
                                                         ------------------         --------------

ASSETS:
     Restricted cash                                          $48,220,286             $50,647,457

     Vessel under construction                                 41,702,041              40,217,197
                                                              -----------             -----------
              Total assets                                     89,922,327              90,864,654
                                                              ===========             ===========

LIABILITIES:
     Mortgage notes, net of unamortized debt issue
       costs of $1,153,302 at September 30, 1997
       and $1,201,284 at March 31, 1997.                       89,196,698              89,148,716

     Interest payable and other liabilities                     1,156,676               1,856,490
                                                              -----------             -----------
              Total liabilities                                90,353,374              91,005,206
                                                              -----------             -----------

STOCKHOLDER'S EQUITY:
     Common stock, no par value, 2,000 shares authorized,
       2 shares issued and outstanding                                  2                       2

     Retained deficit                                            (431,049)               (140,554)
                                                              -----------             -----------
              Total stockholder's equity                         (431,047)               (140,552)
                                                              -----------             -----------
              Total liabilities and stockholder's equity      $89,922,327             $90,864,654
                                                              ===========             ===========





SEE NOTES TO THE FINANCIAL STATEMENTS.

GOLDEN STATE PETRO (IOM I-B) PLC


STATEMENT OF INCOME AND RETAINED EARNINGS



                                                                                    FOR THE PERIOD
                                                                                    DECEMBER 24, 1996
                                                         FOR THE PERIOD             (DATE OF COMMENCE-
                                                         APRIL 1, 1997 TO           MENT OF OPERATIONS)
                                                         SEPTEMBER 30, 1997         TO MARCH 31, 1997
                                                         ------------------         ------------------

REVENUE:

     Interest income                                          $1,751,008              $ 972,541
                                                              ----------              ---------
          Total revenue                                        1,751,008                972,541


EXPENSES:

     Interest                                                  1,960,190              1,081,107

     Administrative expenses                                      81,313                 31,988
                                                              ----------              ---------
         Total expenses                                        2,041,503              1,113,095

Net loss                                                        (290,495)              (140,554)
                                                              ----------              ---------
Retained earnings (deficit), beginning
   of period                                                    (140,554)                    --

Retained earnings (deficit), end of period                    $ (431,049)             $(140,554)
                                                              ==========              =========





SEE NOTES TO THE FINANCIAL STATEMENTS.

GOLDEN STATE PETRO (IOM I-B) PLC


STATEMENT OF CASH FLOWS



                                                                                    FOR THE PERIOD
                                                                                    DECEMBER 24,
                                                                                    1996 (DATE OF
                                                         FOR THE PERIOD             COMMENCEMENT
                                                         APRIL 1, 1997 TO           OF OPERATIONS) TO
                                                         SEPTEMBER 30, 1997         MARCH 31, 1997
                                                         ------------------         ------------------

Cash flows from operating activities:


     Net Loss                                                 $  (290,495)            $  (140,554)

     Adjustments to reconcile net income to net cash provided by operating activities:

         Amortization of debt issue costs                          47,982                  31,988

         Changes in assets and liabilities:

              Increase (decrease) in interest payable and
                other liabilities                                (699,814)              1,856,490
                                                              -----------             -----------
                  Net cash provided by (used in) operating
                    activities                                   (942,327)              1,747,924
                                                              -----------             -----------


Cash flows from investing activities:


     Payments made under vessel construction contract                  --             (38,941,814)

     Interest capitalized                                      (1,484,844)               (775,383)

     Transaction costs capitalized                                     --                (500,000)

     (Increase) decrease in restricted cash                     2,427,171             (50,647,457)
                                                              -----------             -----------
         Net cash (used in) provided by investing activities      942,327             (90,864,654)
                                                              -----------             -----------


Cash flows from financing activities:


     Proceeds from mortgage notes                                      --              90,350,000

     Debt issue costs                                                  --              (1,233,272)

     Contribution of capital                                           --                       2
                                                              -----------             -----------
         Net cash provided by financing activities                     --              89,116,730
                                                              -----------             -----------
         Net increase in cash                                          --                      --
                                                              ===========             ===========

Supplemental data


              Interest paid during the period                 $ 4,153,180             $        --
                                                              ===========             ===========

SEE NOTES TO THE FINANCIAL STATEMENTS.

GOLDEN STATE PETRO (IOM I-B) PLC


NOTES TO FINANCIAL STATEMENTS

1.     GENERAL:

       The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the company as of September 30, 1997 and the result of its operations, changes in retained earnings, and cash flows for the periods then ended.


2.     DESCRIPTION OF LEASE OPERATION:

       Golden State Petro (IOM I-B) PLC (the "Company") was formed as an Isle of Man public limited company for the purpose of acquiring and chartering a very large crude oil carrier ("VLCC"). The proceeds from the offering and sale of the Serial Notes, together with the proceeds of the sale of the Term Notes (collectively the "Notes"), will be used by the Company to fund the construction of a VLCC by Samsung Corporation and Samsung Heavy Industries Co., Ltd. (collectively, the "Builders") under the technical supervision of the Chevron Shipping Company as agent for Chevron Transport Corporation (the "Initial Charterer") which is an indirect, wholly-owned subsidiary of Chevron Corporation. The contracted delivery date of the VLCC is July 1, 1999. The VLCC, once accepted by the Company under the building contract, will be chartered to the Initial Charterer pursuant to an initial charter for a term of eighteen years. The Initial Charterer has an option to terminate the charter on the eighth anniversary of the delivery date for the VLCC. The Initial Charterer's obligations under the initial charter will be guaranteed by Chevron corporation.

       The Company is a wholly-owned subsidiary of Golden State Holdings I Ltd., an Isle of Man holding company, which is a wholly-owned subsidiary of Cambridge Petroleum Transport Corporation ("CPTC"), a closely-held Cayman Islands Corporation.


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       BASIS OF PRESENTATION

       The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

       ALLOCATION OF MORTGAGE NOTES

       The Company is jointly and severally liable under the Notes with Golden State Petro (IOM I-A) PLC for the issued amount of $178,800,000. In preparing the separate company

GOLDEN STATE PETRO (IOM I-B) PLC
       financial statements of the Company and Golden State Petro (IOM I-A) PLC, the aggregate amount of the Notes has been allocated so as to reflect the difference in the contracted cost of the vessels.

       OPERATING LEASE

       The operating lease commences upon the delivery of the vessel to the Initial Charterer. Income from the operating lease will be recognized ratably over the term of the leases.

       VESSEL UNDER CONSTRUCTION

       Construction in progress is capitalized in accordance with contract payments made and also includes the capitalization of interest charges and certain transaction costs incurred during the period of the vessel's construction. Contract payments capitalized as of September 30, 1997 and March 31, 1997 were $38,941,814. Interest charges of $2,260,227 and transaction costs of $500,000 were capitalized as of September 30, 1997. Interest charges of $775,383 and transaction costs of $500,000 were capitalized as of March 31, 1997.

       DEBT ISSUE COSTS

       Debt issue costs comprise expenses incurred in connection with the issuance of the Notes (see Note 3). Such expenses are being amortized over the weighted average life of the serial notes, and the life of the term notes, respectively.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The methods and assumptions used in estimating the fair values of financial instruments are as follows:

           RESTRICTED CASH: The Restricted cash balance represents an investment in a guaranteed investment contract which is readily convertible to cash. The carrying value of the guaranteed investment contract is stated at contract value which approximates fair value. This contract is with Pacific Mutual Life Insurance, a California Life Insurance Company and is held in the name of the United States Trust Company on behalf of the Company as the Indenture Trustee.

           MORTGAGE NOTES: The carrying value of the Notes approximates fair value as of September 30, 1997 and March 31, 1997 based upon the current borrowing rates available for financing with similar terms and maturities and the short elapsed time between the date of the balance sheet and the date of issuance of the Notes.

           INTEREST PAYABLE AND OTHER LIABILITIES: The carrying value approximates fair value due to their relatively short maturities.

GOLDEN STATE PETRO (IOM I-B) PLC

       ACCOUNTING ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from such estimates. The most significant assumptions and estimates relate to the vessel under construction held for lease.

       INCOME TAXES

       The Company is exempt from United States federal, state and local income taxes and has been granted exemptions from the statutory 20% tax on profits required to be assessed against Isle of Man companies. Accordingly, no provision for taxes have been made in these financial statements.

       OTHER

       Both interest income and interest expense are recognized on an accrual basis.

3.     MORTGAGE NOTES:

       On December 24, 1996, Golden State Petroleum Transport Corporation, a special purpose Delaware corporation which is an entity affiliated with the Company, acted as agent on behalf of the Company and issued the Notes, certain terms of which are set forth below. The Company was allocated a share of the proceeds from the offering and sale of the Notes, which totaled $90,350,000. These funds were used by the Company to fund the construction and acquisition of a VLCC.

       The Notes have priority of payment and are collateralized by (i) a statutory first mortgage on the vessel; (ii) an assignment of the building contract with the Builders and a technical supervision agreement; (iii) an assignment of the building contract performance guarantee with the Korea Development Bank; (iv) an assignment of the initial charter; (v) an assignment of the charter supplement (pursuant to the issuance of Additional Notes); (vi) an assignment of the Chevron Corporation guarantee; (vii) an assignment of the management agreement with Cambridge Fund Management L.L.C.; (viii) an assignment of the earnings and issuance proceeds related to the vessel and (ix) certain other collateral.

       SERIAL NOTES

       The Serial Notes were issued in the aggregate principal amount of $51,700,000 of which $26,800,000 was allocated to the Company. Set forth below are the allocated principal amount and the interest rates of Serial Notes payable on each maturity date for the Company:

GOLDEN STATE PETRO (IOM I-B) PLC

           MATURITY DATE              INTEREST RATE            PRINCIPAL
       ---------------------------------------------------------------------
           February 1, 2000               6.360%                 $ 2,650
           February 1, 2001               6.465%                   3,450
           February 1, 2002               6.550%                   3,700
           February 1, 2003               6.610%                   3,950
           February 1, 2004               6.700%                   4,200
           February 1, 2005               6.800%                   4,450
           February 1, 2006               6.855%                   4,400
                                                                 -------
                                                                 $26,800
                                                                 =======


       Interest is deemed to accrue for the Serial notes from December 24, 1996 and is payable on February 1st and August 1st of each year commencing August 1, 1997. At September 30, 1997 and March 31, 1997 the effective interest rate for the Serial notes was 6.643%.

       TERM NOTES

       The Term Notes were issued by Golden State Petroleum Transportation Corporation, acting as agent for the Company, in the aggregate principal amount of $127,100,000. The allocated principal amount of Term Notes to the Company is $63,550,000. Interest on the Term Notes will accrue from the date of issuance thereof at a rate per annum equal to 8.04%, and will be payable on each February 1st and August 1st (each, a "Payment Date"), commencing August 1, 1997. Interest on the Term Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from December 24, 1996.

       Term Notes will be subject to redemption through the operation of a mandatory sinking fund on each payment date commencing February 1, 2008 to and including August 1, 2018, according to the schedule of sinking fund redemption payments set forth below. The sinking fund redemption price is 100% of the principal amount of Term Notes being redeemed, together with accrued and unpaid interest to the date fixed for redemption. The Term Notes will mature, and the final payment of principal and interest on the Term Notes will be due, on February 1, 2019. The amortization schedule will approximate level debt service through the maturity date with an additional principal payment on the maturity date of $10,995,000. The following table provides the scheduled sinking fund redemption amounts and final principal payment on the Term Notes.

GOLDEN STATE PETRO (IOM I-B) PLC

       =================================================================
                     SINKING FUND REDEMPTION AMOUNTS
                       AND FINAL PRINCIPAL PAYMENT
                           (DOLLARS IN THOUSANDS)
           ---------------------------------------------------------
             Scheduled Payment Date                         Amount
       -----------------------------------------------------------------
               February 1, 2008                            $ 1,430
               August 1, 2008                                1,490
               February 1, 2009                              1,550
               August 1, 2009                                1,610
               February 1, 2010                              1,675
               August 1, 2010                                1,745
               February 1, 2011                              1,815
               August 1, 2011                                1,885
               February 1, 2012                              1,960
               August 1, 2012                                2,040
               February 1, 2013                              2,125
               August 1, 2013                                2,210
               February 1, 2014                              2,295
               August 1, 2014                                2,390
               February 1, 2015                              2,485
               August 1, 2015                                2,585
               February 1, 2016                              2,690
               August 1, 2016                                2,800
               February 1, 2017                              2,910
               August 1, 2017                                3,025
               February 1, 2018                              3,150
               August 1, 2018                                3,275
               February 1, 2019                             14,410
                                                           -------
                                                           $63,550
                                                           =======
       -----------------------------------------------------------------


       ADDITIONAL NOTES

       The Company shall be entitled to issue an additional series of first preferred mortgage notes upon the delivery date of the vessel. The proceeds of the Additional Notes, will be used by the Company to fund any additional construction costs of the vessel.

       The term and maturity of any Additional Notes will be determined at the discretion of management at the date of issue

       MANDATORY REDEMPTION

       The Serial Notes, together with the Term Notes and the Additional Notes, will be subject to mandatory redemption on a pro rata basis in an aggregate principal amount equal to the allocated principal amount of the Notes of the vessel where; (i) it is not delivered on or before 180 days from the contractual delivery date for the vessel and the contractual delivery date is not extended as provided in the building contract or;
       (ii) if the Company rejects or cancels the related building contract pursuant to the terms and conditions set forth therein, or; (iii) if the vessel is a total loss, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest (including default interest) to the date fixed for redemption.

GOLDEN STATE PETRO (IOM I-B) PLC

       If a net reduction in construction cost occurs, the Company shall redeem outstanding Serial Notes and Term Notes, on a pro rata basis, in an aggregate principal amount equal to the net reduction in construction costs, at a redemption price of 100% of the principal amount thereof, together with accrued and unpaid interest on such Notes to be redeemed, to the date fixed for redemption.

       If the Initial Charterer exercises any of its termination options as defined in the Initial Charter, and the Company does not enter into an acceptable replacement charter for the vessel on or before the date which is one week prior to the next sinking fund payment date for the Term Notes following the effective date of such termination and the vessel is sold, with the consent of all the holders of the Term Notes, then the outstanding Term Notes will be redeemed in part, from the net proceeds of the sale of the vessel and the allocable portion of the Restricted Cash - Pre Funding account, in an aggregate principal amount of Term Notes equal to the allocated principal amount of the Notes for the vessel, at an aggregate redemption price equal to the sum of such net proceeds and the allocable portion of the debt service reserve fund. If all the holders of the Term Notes do not consent to such a sale, then Cambridge Fund Management, L.L.C. will attempt to recharter the vessel.

       OPTIONAL REDEMPTION

       The Serial Notes will not be subject to optional redemption prior to the respective maturity dates.

       The Term Notes may be redeemed in whole or in part at the discretion of the Company on any Payment Date on or after the later of (a) August 1, 1999 and (b) the delivery date of the last vessel (whether the vessel of the Company or the vessel of Golden State Petro (IOM I-A) PLC) to be delivered at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the date fixed for redemption, provided that if (i) such redemption occurs prior to February 1, 2018 and (ii) a Vessel is then subject to the related Initial Charter or to an Acceptable Replacement Charter pursuant to which the charterer thereunder is required to pay charter hire equal to or greater than the Charter Hire payable by the Initial Charterer during the Fixed Period, then the Make-Whole Premium as defined, shall be payable with respect to Mortgage Notes in an amount equal to Allocated Principal Amount of the Mortgage Notes for such Vessel. The Company may not exercise such optional redemption if such optional redemption would adversely affect the then applicable ratings on the Serial Notes. In addition, Term Notes may be redeemed in part in an aggregate principal amount equal to the allocated principal amount of the Notes for the vessel if the Initial Charter for the vessel is terminated and an acceptable replacement charter is not entered into, at a redemption price equal to 100% of the principal amount thereof plus accrued interest to the date fixed for redemption.

GOLDEN STATE PETRO (IOM I-B) PLC

       DEBT COVENANTS

       The Indenture includes certain covenants that, among other things, prohibit the Company and Golden State Petroleum Transport Corporation from incurring additional indebtedness (other than Additional Notes or subordinated loans) and impose limitations on the amount of investments, on loans, advances, mergers, the payment of dividends and the making of certain other payments, the creation of liens and certain transactions with affiliates.


5.     RESTRICTED CASH - PRE FUNDING ACCOUNT:

       This account was established in the name and under the control of the United States Trust Company as the Indenture Trustee. The proceeds of the Notes issued on behalf of the Company were deposited into this account in the form of a guaranteed investment contract. The funds in this account can only be used to fund the installment construction payments and to pay interest. The funds on deposit in this Pre Funding account at September 30, 1997 and March 31, 1997 were $48,220,286 and $50,647,457, respectively.


6.     CONTINGENCIES AND COMMITMENTS

       The following is a schedule by years of minimum future rentals on the non cancelable portion of the operating lease as of September 30, 1997 for the fiscal years ending December 31:

                   1998................................   $        --
                   1999................................     4,964,361
                   2000................................     9,928,723
                   2001................................     9,928,723
                   2002................................     9,928,723
                   From 2003 to 2008...................    44,679,254
                                                          -----------
                   Total minimum future rentals........   $79,429,784


       Future contractual payments to be made under the ship building contract for each of the succeeding fiscal years ending December 31, until completion are as follows:

                   1998................................   $11,251,224
                   1999................................    27,690,590
                                                          -----------
                   Total future contractual payments...   $38,941,814

GOLDEN STATE PETRO (IOM I-B) PLC

7.     CONCENTRATION OF CREDIT RISK:

       The Company has no sources for the payment of principal (including sinking fund payments and mandatory redemption payments, and interest on the Notes) except for the Restricted Cash - Pre Funding account, the monthly charter hire payments from the Initial Charterer and investment income earned on the restricted cash (See Note 2). Accordingly, the Company's ability to pay debt service on the Notes is wholly dependent upon the financial condition, results of operations and cash flows from the initial charter and any subsequent charters if Initial Charterer elects to terminate the initial charter.

8.     RELATED PARTIES:

       The Company is liable for $2,500 by Golden State Petroleum Transport Corporation as compensation for acting as agent in connection with the issuance of the Notes.

9.     MANAGEMENT AGREEMENT:

       Pursuant to an agreement (the "Management Agreement") between the Company and Cambridge Fund Management, L.L.C. (the "Manager") an affiliate of the Company, the Manager has agreed to provide administrative management and advisory services to the Company at an annual fee of $50,000. The charges will be payable to the Manager semi-annually on February 1st and August 1st from amounts on deposit in the ship management reserve fund after delivery of the vessel. The Management Agreement is subordinate to the Notes.

10.    REGISTRATION OF THE NOTES:

       The Term Notes were sold by the Company and an affiliated entity, Golden State Petro (IOM I-A) PLC (together, the "Owners") in a private placement through their agent, Golden State Petroleum Transport Corporation. In connection with such sale, the Owners and certain other parties (the "Parties") entered into a Registration Rights Agreement for the benefit of the purchasers. Pursuant thereto, the Parties agreed to use their best efforts to effect an Exchange Offer to exchange up to $127,100,000 in aggregate principal amount of the Notes issued by the Owners. The registration of the Term Notes became effective on July 30, 1997.

11.    AUDIT FEES:

       Audit fees are paid for by Cambridge Fund Management, LLC.

12.    DIRECTORS FEES:

       Directors fees are paid for by Cambridge Fund Management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             N/A

PART II      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             The companies are not party to any legal proceedings the results of which could, in the opinion of management, would have a material adverse effect upon the companies.


 ITEM 2.     EXHIBITS AND REPORTS ON FORM 8-K

             (a)    Exhibits and reports to be filed:   none

             (b) The companies did not file a Form 8-K during the third quarter of the fiscal year ending December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         GOLDEN STATE PETROLEUM
                                         TRANSPORT CORPORATION

                                         GOLDEN STATE PETRO (IOM I-A) PLC

                                         GOLDEN STATE PETRO (IOM I-B) PLC




                                         By: /s/ Joseph R. Avantario
                                             ------------------------------
                                                 Joseph R. Avantario
                                                 Treasurer