Form 10-K
period 1997-12-31
GOLDEN STATE PETROLEUM TRANSPORT CORP; GOLDEN STATE PETRO IOM I A PLC; GOLDEN STATE PETRO IOM I B PLC
filed 1998-04-17
CIK 1038286, 1038460, 1038461

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
X Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________

                        COMMISSION FILE NUMBER 333-26227
                  GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                                             13-392-7016
    ............................................                         ........................................
    (State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification
No.)

                                                                                  535 Madison Avenue,  NY, NY
             c/o Cambridge Fund Management                               10022
    ............................................                         ........................................
          (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number, including area code) (212) 508-6500

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class

         -------------------           ----------------------

         -------------------           ----------------------


Securities registered pursuant to Section 12(g) of the Act:

           Inapplicable
--------------------------------------------------------------------------------
                                (Title of class)
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of' the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No...

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 203.405.)

NOTE.-If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes / /        No / /

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE. List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part 1, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.




                                   GOLDEN STATE PETROLEUM TRANSPORT CORPORATION

                                                     FORM 10-K

                                                 TABLE OF CONTENTS

PART I
------

                                                                                                        PAGE

       Item 1.       Business                                                                               1
       Item 2.       Properties                                                                             1
       Item 3.       Legal Proceedings                                                                      1
       Item 4.       Submission of Matters to a Vote of Security Holders                                    1


PART II

                     Market for Registrant's Common Equity
       Item 5.       and Related Stockholder Matters                                                        2
       Item 6.       Selected Financial Data                                                                2
                     Management's Discussion and Analysis of Financial
       Item 7.       Condition and Results of Operations                                                    2
       Item 8.       Financial Statements and Supplementary Data                                            2
                     Changes in and Disagreements with Accountants on Accounting and
       Item 9.       Financial Disclosure                                                                   2


PART III

       Item 10.      Directors and Officers of the Registrant                                               3
       Item 11.      Executive Compensation                                                                 4
                     Security Ownership of Certain Beneficial
       Item 12.      Owners and Management                                                                  4
       Item 13.      Certain Relationships and Related Transactions                                         4


PART IV

                     Exhibits, Financial Statement Schedules
       Item 14.      and Reports on Form 8-K                                                                4

                                     Part I


ITEM 1.    BUSINESS
-------------------

         Golden State Petroleum Transport Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 5, 1996. The Company is a special purpose corporation that has been organized solely for the purpose of issuing certain Mortgage Notes as agent for two affiliated entities, Golden State Petro (IOM I-A) PLC and Golden State Petro (IOM I-B) PLC (collectively, the "Owners"). The Mortgage Notes were issued on December 24, 1996 and January 6, 1997 and proceeds therefrom were used by the Owners to finance the construction and acquisition of two very large crude carriers for charter to an unaffiliated third party.

         The Mortgage Notes are not obligations of and are not guaranteed by the Company.


ITEM 2.    PROPERTIES
---------------------

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


ITEM 3.    LEGAL PROCEEDINGS
----------------------------

         The Company is not a party to any material pending legal proceedings and no such proceedings are known to be contemplated.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

       Inapplicable.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

       Inapplicable.


ITEM 6.    SELECTED FINANCIAL DATA
----------------------------------

       Inapplicable.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------------------
           RESULTS' OF OPERATION
           ---------------------

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


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------

                  See Exhibit 1 attached hereto. The Company intends to file an audited Balance Sheet, Statement of Income and Retained Earnings and Statement of Cash Flows by amendment to this Form 10-K.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S ON ACCOUNTING AND
----------------------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

         On March 5, 1998, Coopers & Lybrand L.L.P. resigned as the companies' certifying accountants.

         Coopers & Lybrand's opinion on the registrants' financial statements as of March 31, 1997 and for the period from inception of the companies (December 5, 1996 - Golden State Transport Corp. and December 24, 1996 for Golden State Petro IOM I-A and IOM I-B), contained no adversities, disclaimers, uncertainties or qualifications.

         The resignation of Coopers & Lybrand L.L.P. was not recommended or approved by the Companies' Board(s) of Directors as it was the decision of Coopers & Lybrand L.L.P. not to continue as the Companies' auditors.

         Certain persons who serve as officers or directors of the Registrant also serve as officers of one or more companies affiliated with the Registrant. In the course of performing audits for certain of those affiliates (none of which has any class of securities registered under the federal securities laws), Coopers & Lybrand L.L.P. ("C&L") informed management of those affiliates that C&L was no longer willing to rely on the representations of management of those affiliates or of the Registrant, because of C&L's belief that management of those affiliates had failed to disclose to C&L certain matters relating to those affiliates (but unrelated to the business or financial condition of the Registrant) in a timely manner. Although management of those affiliates of the Registrant has advised C&L that it believes that it did make disclosure to C&L in a timely manner of all material matters regarding those affiliates, C&L resigned as the accountants for those affiliates as well as all other companies affiliated therewith, including the Registrant.


                                    PART III


ITEM 10.   DIRECTORS AND OFFICERS OF REGISTRANT
-----------------------------------------------

         The Company will not have operations nor will it have any employees involved in management. The following table sets forth the name, age and principal position with the Company of each of its executive directors.

Name                            Age               Position With The Company
----                            ---               -------------------------
John McFadden                   53                President
Joseph Avantario                32                Director, Treasurer
Nunzio LiPomi                   41                Secretary

         All directors and executive officers of the Owners were appointed in December 1996. Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

         JOHN MCFADDEN, (AMERICAN) PRESIDENT. Mr. McFadden is a bond trader with Cambridge Partners, L.L.C., New York since 1995. Prior to that he was head of municipal reinvestments at CS First Boston.

         JOSEPH AVANTARIO, (AMERICAN) DIRECTOR/TREASURER. Mr. Avantario is a comptroller with Cambridge Partners, L.L.C., New York. He has been comptroller with Cambridge Partners,

LLC since April of 1995. From May of 1992 to April 1995 he was with CS First Boston first as a staff auditor and then as a trader of municipal reinvestments.

         NUNZIO LIPOMI, (AMERICAN) SECRETARY. Mr. LiPomi is an accountant with Cambridge Partners, L.L.C., New York since 1996. From 1995 to 1996 he was an accountant with Lipardi & Associates Financial Group. Prior to that he worked as an independent accountant.


ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

         None of the directors or executive officers of Golden State Petroleum receive any compensation in connection with their respective positions. The Company has not entered into any affiliate transactions, other than the original agency agreement for the issuance of the notes.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

                  The Company together with Golden State Petro (IOM I-A) and Golden State Petro (IOM I-B) are a fully owned subsidiaries of Golden State Holdings Limited with in turn is a majority owned subsidiary of Cambridge Petroleum Transport Corporation


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

       Inapplicable.


                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

          (b) On March 16, 1998, the company filed form 8-K with respect to the resignation of Coopers & Lybrand LLP as the Company's auditors. See Item 9.

SIGNATURES


================================================================================

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       (Registrant) Golden State Petroleum Transport Corporation
                    ---------------------------------------------------------

       By (Signature and Title)*/s/ Joseph Avantario - Director
                    ---------------------------------------------------------

       Date         April 17, 1998
                    ---------------------------------------------------------
================================================================================

                                    EXHIBIT 1

GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
BALANCE SHEET (UNAUDITED)


                                                     DECEMBER 31,   DECEMBER 31,
                                                         1997          1996
Assets:
Cash                                                     $    2       $    2

Accounts Receivable                                       5,000        5,000
                                                         -------      -------


Total Assets                                             $5,002       $5,002
                                                         =======      =======

Liabilities and Stockholder's Equity:
Accounts Payable                                         $5,000       $5,000
                                                         -------      -------


Total Liabilities                                         5,000        5,000
                                                         -------      -------


Stockholder's Equity:
Common stock, no par value 100 shares authorized,
2 shares issued and outstanding
Retained Earnings                                             2            2
                                                         -------      -------


Total Stockholder's Equity                                    2            2
                                                         -------      -------

Total Liabilities and Stockholder's Equity               $5,002       $5,002
                                                         =======      =======





See Notes to the Financial Statements.

GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
Statement of Income and Retained Earnings  (Unaudited)



                                                      FOR THE PERIOD FROM
                                                      DECEMBER 5, 1996 (DATE OF
                                  FOR THE YEAR ENDED  COMMENCEMENT OF OPERATIONS
REVENUE:                          DECEMBER 31, 1997   TO DECEMBER 31, 1996



Agency Fees                                 $    0             $5,000
                                            ------             ------

EXPENSES:
Transaction Expenses                             0              5,000
                                            ------             ------
Net income                                    --                 --

Retained Earnings, beginning of Period      $    0               --
                                            ------             ------

Retained Earnings, end of Period            $    0             $ --
                                            ------             ------






SEE NOTES TO THE FINANCIAL STATEMENTS

GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
STATEMENT OF CASH FLOWS (UNAUDITED)

                                                               FOR THE PERIOD
                                                               FROM DECEMBER 5,
                                                                1996 (DATE OF
                                                               COMMENCEMENT OF
                                          FOR THE YEAR ENDED   OPERATIONS TO
                                         DECEMBER 31, 1997    DECEMBER 31, 1996

Cash Flows provided by Operating Activities
Net Income                                       $   --                $   --

Changes in Assets and Liabilities:
Increase in Accounts Receivable                      --                  (5,000)

Increase in Accounts Payable                         --                   5,000
                                                  -------               --------


Net Cash provided by Operating Activities            --                    --
                                                  -------               --------

Cash Flows from Financing Activities:
Capital Contribution                                 --                       2
                                                  -------               --------


Net Cash provided by Financing Activities            --                       2
                                                  -------               --------


Cash at beginning of Period                             2                  --
                                                  -------               --------


Cash at end of Period                             $     2               $     2
                                                  -------               --------








                      SEE NOTES TO THE FINANCIAL STATEMENTS

                  GOLDEN STATE PETROLEUM TRANSPORT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.     THE COMPANY:

       Golden State Petroleum Transport Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 5, 1996. The Company is a special purpose corporation that has been organized solely for the purpose of issuing certain Mortgage Notes as agent for two affiliated entities, Golden State Petro (IOM I-A) PLC and Golden State Petro (IOM I-B) PLC (collectively, the "Owners"). The Mortgage Notes were issued on December 24, 1996 and January 6, 1997 and proceeds therefrom were used by the Owners to finance the construction and acquisition of two very large crude carriers for charter to an unaffiliated third party.

       The Mortgage Notes are not obligations of and are not guaranteed by the Company.

       BASIS OF PRESENTATION

       The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statement in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities the dates of the financial statements and the report amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


2.     ACCOUNTS RECEIVABLE/RELATED PARTY:

       The Company earned $5,000 as aggregate compensation for services as agent in the issuance of the Mortgage Notes and, correspondingly, owes equivalent transaction fees to its ultimate parent, Cambridge Petroleum Transport Corporation.


3.     CAPITALIZATION:

       The Company's capitalization is nominal and it has no source of income other than fees earned as agent. The Company has no direct employees and utilizes resources and premises provided by its ultimate parent for a cost equivalent to transaction fees earned.