Form 10-K/A
period 1997-12-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 1998-11-03
CIK 1038286

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 1
                                    FORM 10-K
(Mark One)
X Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or
_ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________

                        COMMISSION FILE NUMBER 333-26227
                  GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                     13-392-7016
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



   c/o Cambridge Fund Management              535 Madison Avenue,  NY, NY  10022
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code       (212) 508-6500

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class               Name of each Exchange which Registered

 ................................        ........................................

 ................................        ........................................

Securities registered pursuant to Section 12(g) of the Act:

           Inapplicable

                                (Title of class)

 ................................................................................
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of' the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 daysNo...s X

State the aggregate market value of       NOTE.-If a determination as to whether
the voting and non-voting common          a particular person or entity is an
equity held by non-affiliates of the      affiliate cannot be made without
registrant. The aggregate market          involving unreasonable effort and
value shall be computed by reference      expense, the aggregate market value of
to the price at which the common          the common stock held by
equity was sold, or the average bid       non-affiliates may be calculated on
and asked prices of such common           the basis of assumptions reasonable
equity, as of a specified date within     under the circumstances, provided that
60 days prior to the date of filing.      the assumptions are set forth in this
(See definition of affiliate in Rule      Form.
405, 17 CFR 203.405.)

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court   Yes...  No...

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE. List here under the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part 1, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

                               GOLDEN STATE PETROLEUM TRANSPORT CORPORATION

                                                 FORM 10-K

                                             TABLE OF CONTENTS

PART I
------

                                                                                                        PAGE

Item 1.         Business.........................................................................         1
Item 2.         Properties.......................................................................         1
Item 3.         Legal Proceedings................................................................         1
Item 4.         Submission of Matters to a Vote of Security Holders..............................         1


PART II
-------

Item 5.         Market for Registrant's Common Equity
                   and Related Stockholder Matters...............................................         2
Item 6.         Selected Financial Data..........................................................         2
Item 7.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...........................................         2
Item 8.         Financial Statements and Supplementary Data......................................         2
                Changes in and Disagreements with Accountants on Accounting and
Item 9.            Financial Disclosure..........................................................         2


PART III
--------

Item 10.        Directors and Officers of the Registrant ........................................         3
Item 11.        Executive Compensation...........................................................         4
Item 12.        Security Ownership of Certain Beneficial
                   Owners and Management.........................................................         4
Item 13.        Certain Relationships and Related Transactions...................................         4


PART IV
-------

Item 14.        Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K.......................................................         4

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

         On May 12, 1998 all of the Stock of Golden State Holdings I Ltd., the parent company which owns 100% of the stock of the Company, Golden State Petro (IOM I-A) and Golden State Petro (IOM I-B), was sold to Frontline Ltd. a shipping company incorporated in the Bermuda. In connection with the sale of the stock of Golden State Holdings I Ltd., Frontline or its designee assumed management responsibilities for Golden State Petro (IOM I-A), Golden State Petro (IOM I-B) and Golden State Petroleum Transport Corporation


ITEM 2.    PROPERTIES
---------------------

         The Company has no properties other than nominal capitalization and it has no source of income other than fees earned as agent. The Company has no direct employees and utilizes resources and premises provided by its ultimate parent for a cost equivalent to transaction fees earned. The Company earned $5,000 as aggregate compensation for services as agent in the issuance of the Mortgage Notes and, correspondingly, owes equivalent transaction fees to its ultimate parent, Cambridge Petroleum Transport Corporation.


ITEM 3.    LEGAL PROCEEDINGS
----------------------------

         The Company is not a party to any material pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

       Inapplicable.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS
------------------------------------------------------------------------

No market exists.


ITEM 6.    SELECTED FINANCIAL DATA
----------------------------------

Inapplicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS' OF OPERATION
--------------------------------------------------------------------------

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

           Inapplicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------

                  See Exhibit 1 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

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


Name                            Age                Position with the Company
----                            ---                -------------------------
Nunzio LiPomi                   41                 Director, Chief Executive
                                                   Officer, Chief Financial
                                                   Officer and Chief Accounting
                                                   Officer
Tor Olav Tr0im                  35                 President
Kate Blankenship                33                 Secretary

         Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

NUNZIO LIPOMI, (AMERICAN) DIRECTOR, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER. Mr. LiPomi has been Director, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of Golden State Petroleum Transport Corporation since October 26, 1998. He is also an accountant with Cambridge Partners, L.L.C., New York since 1996. From 1995 to 1996 he was an accountant with Lipardi & Associates Financial Group. Prior to that he worked as an independent accountant.

TOR OLAV TR0IM, (NORWEGIAN) PRESIDENT. Mr. Tr0im has been President of Golden State Petroleum Transport Corporation since July 30, 1998. Mr. Troim serves as director and vice-president of Frontline Ltd. He also serves as a director of Frontline AB, a wholly-owned subsidiary of Frontline, and is the Chief Executive Officer of Frontline Management AS, which company supports the Company in the implementation of decisions made by the Board of Directors. Mr. Tr0im also serves as a consultant to Sea Tankers. He is a director of Aktiv Inkasso ASA and Northern Offshore ASA, both Norwegian publicly listed companies. Prior to his service with Frontline from January 1992, Mr. Tr0im served as managing director and a member of the Board of Directors of DNO AS, a Norwegian oil company.

KATE BLANKENSHIP, (UNITED KINGDOM) SECRETARY. Mrs. Blankenship has been Secretary of Golden State Petroleum Transport Corporation since July 30, 1998. She has served as group financial controller and secretary of Frontline Ltd. (Formerly, London & Overseas Freighters Limited) since 1994. Prior to joining Frontline, she was a manager with KPMG Peat Marwick in Bermuda. Mrs. Blankenship is a member of the Institute of Chartered Accountants in England and Wales.


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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

         The Company together with Golden State Petro (IOM I-A) and Golden State Petro (IOM I-B) are a fully owned subsidiaries of Golden State Holdings I Limited which in turn is a majority owned subsidiary of Cambridge Petroleum Transport Corporation


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

Inapplicable.


                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

         (1) Financial Statements



INDEX TO FINANCIAL STATEMENT                                                                  FINANCIAL STATEMENTS
----------------------------                                                                  --------------------

          Report of Independent Certified Public Accountants
          (Grant Thornton LLP)                                                                        F-3

          Balance Sheets at December 31, 1997 and 1996                                                F-4

          Statements of Operations and Retained Earnings for F-5 the Year Ended
          December 31, 1997 and the period from December 5, 1996 (commencement of operations) to December 31, 1996.

          Statements of Cash Flows for the Year Ended F-6 December 31, 1997 and the period from December 5, 1996 (commencement of operations) to December 31, 1996.


          Notes to Financial Statements                                                            F-7 - F-8

EXHIBITS

1) Plan of acquisition, reorganization, arrangement, liquidation,                                Inapplicable.
or succession.

2) Articles of incorporation and bylaws.                                              Filed with the Commission as part of
                                                                                        Forms S-4, F-4 on July 23, 1997.
                                                                                         Registration Number 333-26227

3) Instruments defining the rights of security holders including Filed with the
Commission as part of Indentures. Forms S-4, F-4 on July 23, 1997.
                                                                                         Registration Number 333-26227

4) Voting trust agreement.                                                                       Inapplicable.

5) Material contracts.
                                                                                      Filed with the Commission as part of
                                                                                        Forms S-4, F-4 on July 23, 1997.
                                                                                         Registration Number 333-26227

6) Statement regarding computation of per share earnings.                                        Inapplicable.










7) Statement regarding computation of ratios.                                                    Inapplicable.

8) Annual report to security holders.                                                 See "Index to Financial Statements"
                                                                                                     above.

9) Letter regarding change in Certified Public Accountants.                           Filed with the Commission on Form 8-
                                                                                               K on May 11, 1998

10) Letter regarding change in accounting principles.                                            Inapplicable.

11) Subsidiaries of the Registrant.                                                              Inapplicable.

12) Published report re matters submitted to vote of security Inapplicable.
holders.

13) Consent of experts and counsel.                                                   Filed with the Commission as part of
                                                                                        Forms S-4, F-4 on July 23, 1997.
                                                                                         Registration Number 333-26227

14) Power of attorney.                                                                           Inapplicable.

15) Financial data schedule Inapplicable.

16) Additional exhibits.                                                                         Inapplicable.

       SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Golden State Petroleum Transport Corporation
       --------------------------------------------
       (Registrant)

       By: /s/ Nunzio Lipomi
           -----------------
           Nunzio Lipomi

       Date:  11/2/98

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                  GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
                          (A WHOLLY-OWNED SUBSIDIARY OF
                         GOLDEN STATE HOLDINGS I, LTD.)

                Year ended December 31, 1997 and the period from
                  December 5, 1996 (commencement of operations)
                              to December 31, 1996

                                    CONTENTS

                                                                    PAGE

Report of Independent Certified Public Accountants                   F-3


Financial Statements

         Balance Sheets                                              F-4

         Statements of Operations and Retained Earnings              F-5

         Statements of Cash Flows                                    F-6

         Notes to Financial Statements                         F-7 - F-8

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors
  GOLDEN STATE PETROLEUM TRANSPORT CORPORATION

We have audited the accompanying balance sheets of Golden State Petroleum Transport Corporation (a wholly-owned subsidiary of Golden State Holdings I, Ltd.) as of December 31, 1997 and 1996, and the related statements of operations and retained earnings, and cash flows for the period ended December 31, 1997 and for the period from December 5, 1996 (commencement of operations) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden State Petroleum Transport Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and for the period from December 5, 1996 (commencement of operations) to December 31, 1996 in conformity with generally accepted accounting principles.





New York, New York
May 8, 1998, except for Note D, for which the date is May 12, 1998

                                 Golden State Petroleum Transport Corporation
                                        (a wholly-owned subsidiary of
                                        Golden State Holdings I, Ltd.)

                                                BALANCE SHEETS

                                                 December 31,


                                                                                   1997               1996
                                                                                   ----               ----
Assets
    Cash                                                                          $   2             $       2
    Accounts receivable                                                               -                 5,000
                                                                                  -----             ---------

             Total assets                                                         $   2             $   5,002
                                                                                  =====             =========

Liabilities and stockholder's equity
    Accounts payable                                                              $   -             $   5,000
                                                                                  -----             ---------

             Total liabilities                                                        -                 5,000
                                                                                  -----             ---------

Stockholder's equity
    Common stock, no par value; 100 shares authorized;
      2 shares issued and outstanding                                                 2                     2

    Retained earnings                                                                 -                 -
                                                                                  -----             ---------

             Total stockholder's equity                                               2                     2
                                                                                  -----             ---------

             Total liabilities and stockholder's equity                           $   2             $   5,002
                                                                                  =====             =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                   Golden State Petroleum Transport Corporation
                                           (a wholly-owned subsidiary of
                                          Golden State Holdings I, Ltd.)

                                  STATEMENTS OF OPERATIONS AND RETAINED EARNINGS



                                                                                              For the period from
                                                                                               December 5, 1996
                                                                       YEAR ENDED              (commencement of
                                                                       DECEMBER 31,             operations) to
                                                                          1997                 December 31, 1996
                                                                          ----                 -----------------
Revenue
     Agency fees                                                          $   -                 $   5,000

Expenses
     Transaction expenses                                                     -                     5,000
                                                                          -----                 ---------

               NET INCOME                                                     -                         -

Retained earnings, beginning of period                                        -                         -
                                                                          -----                 ---------

Retained earnings, end of period                                          $   -                 $       -
                                                                          =====                 =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  Golden State Petroleum Transport Corporation
                                          (a wholly-owned subsidiary of
                                         Golden State Holdings I, Ltd.)

                                            STATEMENTS OF CASH FLOWS


                                                                                              For the period from
                                                                                               December 5, 1996
                                                                       YEAR ENDED              (commencement of
                                                                       DECEMBER 31,             operations) to
                                                                          1997                 December 31, 1996
                                                                          ----                 -----------------
Cash flows from operating activities
     Net income                                                           $        -            $       -
     Changes in assets and liabilities                                             -
         Decrease (increase) in accounts receivable                            5,000                (5,000)
         (Decrease) increase in accounts payable                              (5,000)               5,000
                                                                          ----------            ---------

              Net cash provided by operating activities                            -                    -
                                                                          ----------            ---------

Cash flows from financing activities
     Capital contribution                                                          -                    2
                                                                          ----------            ---------

              Net cash provided by financing activities                            -                    2
                                                                          ----------            ---------

Cash at beginning of period                                                        2                    -
                                                                          ----------            ---------

Cash at end of period                                                     $        2            $       2
                                                                          ----------            ---------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  Golden State Petroleum Transport Corporation
                          (a wholly-owned subsidiary of
                         Golden State Holdings I, Ltd.)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996



NOTE A - THE COMPANY

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

     The Company is a wholly-owned subsidiary of Golden State Holdings I, Ltd., an Isle of Man holding company, which is a wholly-owned subsidiary of Cambridge Petroleum Transport Corporation ("CPTC"), a closely-held Cayman Islands corporation.

     The mortgage notes are not obligations of, and are not guaranteed by, the Company.

     BASIS OF PRESENTATION

     The financial statements have been prepared in accordance with generally accepted accounting principles.

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. The adoption of SFAS No. 130 will not have a material effect on the presentation of the Company's balance sheet or results of operations and retained deficit.

                  Golden State Petroleum Transport Corporation
                          (a wholly-owned subsidiary of
                         Golden State Holdings I, Ltd.)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1997 and 1996


NOTE A (CONTINUED)

     ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities on the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


NOTE B - RELATED PARTY TRANSACTIONS

     The Company earned $5,000 as aggregate compensation for services as agent in the issuance of the mortgage notes and, correspondingly, owes equivalent transaction fees to its ultimate parent, Cambridge Petroleum Transport Corporation ("CPTC"). These amounts are reflected as accounts receivable and payable in the balance sheets and as agency fees and transaction expenses in the statement of operations and retained earnings for 1996.


NOTE C - CAPITALIZATION

     The Company's capitalization is nominal and it has no source of income other than fees earned as agent. The Company has no direct employees and utilizes resources and premises provided by CPTC for a cost equivalent to transaction fees earned.


NOTE D - SUBSEQUENT EVENTS

     On April 21, 1998, CPTC entered into a stock purchase agreement with Frontline Ltd., whereby CPTC sold its investment in Golden State Holdings I, Ltd. for $2,400,000. On May 12, 1998, the sale was closed.