Form 10-Q
period 1998-03-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 1999-03-31
CIK 1038286

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q



(Mark One)

[ X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998

                               OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to


Commission file number              333-26227


          Golden State Petroleum Transport Corporation
           (Exact name of Registrant as specified in its charter)


           Delaware                                13-392-7016
(State or other jurisdiction of        (I.R.S. Employer  Identification No.)
 incorporation or organization)



   c/o Frontline Ltd., Mercury House, 101 Front Street, Hamilton, Bermuda
                  (Address of principal executive offices)


                               (441) 295-6935
            (Registrant's telephone number, including area code)


    c/o Cambridge Fund Management, 535 Madison Avenue, New York, NY 10022
            (Former name, former address and former fiscal year
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes ____                      No _X__

                 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Index to Consolidated Financial Statements

Statements of Operations and Retained Earnings for the
quarters ended March 31, 1998 and 1997                          3

Balance Sheets as of March 31, 1998 and December 31, 1997       4

Statements of Cash Flows for the quarters ended March 31,
1998 and 1997                                                   5

Notes to Financial Statements                                   6

Statements of Operations and Retained Earnings
for the quarters ended March 31, 1998 and 1997
(Unaudited)
                                                 1998      1997
Revenue
   Agency fees                                 $    -    $    -
                                               ------    ------
Expenses
   Transaction expenses                             -         -
                                               ------    ------
Net income                                     $    -    $    -
                                               ======    ======

Retained earnings, beginning of period              -         -
                                               ------    ------
Retained earnings, end of period               $    -    $    -
                                               ======    ======

Balance Sheets as of March 31, 1998 and December 31, 1997
(Unaudited)

                                                 1998      1997
ASSETS
   Cash                                        $    2    $    2
   Accounts receivable                              -         -
                                                -----    ------
   Total assets                                $    2    $    2
                                               ======    ======
LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable                            $    -    $    -
                                               ------    ------
   Total liabilities                                -         -
                                               ------    ------
Stockholders' equity
   Common stock, no par value; 100 shares authorized;
   2 shares issued and outstanding                  2         2
   Retained earnings                                -         -
                                               ------    ------
   Total stockholders' equity                       2         2
                                               ------    ------
   Total liabilities and stockholders' equity  $    2    $    2
                                               ======    ======

Statements of Cash Flows
for the quarters ended March 31, 1998 and 1997
(Unaudited)

                                                 1998      1997
Cash flows from operating activities

Net income                                     $    -    $    -

Changes in assets and liabilities

   Decrease in accounts receivable                  -     5,000

   Decrease in accounts payable                     -    (5,000)
                                               ------    ------
   Net cash provided by operating activities        -         -
                                               ------    ------
Cash flows from financing activities
   Capital contribution                             -         -
                                               ------    ------
   Net cash provided by financing activities        -         -
                                               ------    ------
Cash at beginning of period                         2         2
                                               ------    ------
Cash at end of period                          $    2    $    2
                                               ======    ======

Notes to Interim Financial Statements (unaudited)

1.  The Company

    Golden State Petroleum Transport Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 5, 1996. The Company is a special purpose corporation that has been organized solely for the purpose of issuing certain mortgage notes as agent for two affiliated entities, Golden State Petro (IOM I-A) PLC and Golden State Petro (IOM I-B) PLC (collectively, the "Owners"). The mortgage notes were issued on December 24, 1996 and January 6, 1997 and proceeds therefrom were used by the Owners to finance the construction and acquisition of two very large crude carriers ("VLCCs") for charter to an unaffiliated third party. The mortgage notes are not obligations of, and are not guaranteed by, the Company.

    The Company is a wholly-owned subsidiary of Golden State
    Holdings I, Limited, and Isle of Man holding company, which is a wholly-owned subsidiary of Independent Tankers
    Corporation ("ITC").

2.  Related Party Transactions

    On May 12, 1998, beneficial ownership of Golden State Holdings I, Limited was acquired by Frontline Ltd. through the special purpose entity ITC. Frontline Ltd. subsequently sold its investment in ITC to Hemen Holding Limited, with effect from July 1, 1998. Hemen Holding Limited is the majority shareholder in Frontline Ltd.

3.  Subsequent Events

    On December 7, 1998, Golden State Petro (IOM I-A) PLC took delivery of the VLCC Frank A. Shrontz. On March 15, 1999, Golden State Petro (IOM I-B) PLC took delivery of the VLCC J. Bennett Johnson. Both vessels commenced bareboat charters with Chevron Transport Corporation coincident with their acceptance by the respective Owner under the shipbuilding contract.

    On January 31, 1999, Cambridge Fund Management resigned as manager of the Owners and, on the same date, was replaced by Frontline Ltd.

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The Company is a special purpose corporation that has been organized solely for the purpose of issuing certain mortgage notes as agent for two affiliated entities, Golden State Petro (IOM I-A) PLC and Golden State Petro (IOM I-B) PLC (collectively, the "Owners"). In the period from December 5, 1996 to December 31, 1996, the Company earned $5,000 as aggregate compensation for services as agent in the issuance of the Mortgage Notes and, correspondingly, paid equivalent transaction fees to a company which was then its ultimate parent, Cambridge Petroleum Transport Corporation.

Item 3.    Quantitative and Qualitative Disclosures about Market
Risk.

Inapplicable

                   PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None

Item 2.    Changes in Securities and Use of Proceeds.

Inapplicable

Item 3.    Defaults Upon Senior Securities.

Inapplicable

Item 4.    Submission of Matters to a Vote of Security Holders.

Inapplicable

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits and reports to be filed:   none

    (b) As previously reported, on March 16, 1998, the company filed form 8-K with respect to the resignation of Coopers &
    Lybrand LLP as the Company's auditors.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Golden State Petroleum
                                  Transport Corporation
                                  _____________________________
                                        (Registrant)

Date  March 30, 1999              By /s/ Kate Blankenship
                                     ________________________
                                         Kate Blankenship
                                      Director and Secretary






































                                9
02089007.AA3