Form 10-Q
period 1998-06-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 1999-03-31
CIK 1038286

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q



(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                               OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to


Commission file number 333-26227


          GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
     ______________________________________________________
     (Exact name of Registrant as specified in its charter)


                            DELAWARE
 ______________________________________________________________
 (State or other jurisdiction of incorporation or organization)

                           13-392-7016
              ____________________________________
              (I.R.S. Employer Identification No.)

      C/O FRONTLINE LTD., MERCURY HOUSE, 101 FRONT STREET,
                        HAMILTON, BERMUDA
      ____________________________________________________
            (Address of principal executive offices)


                         (441) 295-6935
      ____________________________________________________
      (Registrant's telephone number, including area code)

        C/O CAMBRIDGE FUND MANAGEMENT, 535 MADISON AVENUE
                       NEW YORK, NY 10022
      ____________________________________________________
       (Former name, former address and former fiscal year
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes _____                                 No X

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements

Statements of Operations and Retained Earnings for the quarters and six months ended June 30, 1998 and 1997

Balance Sheets as of June 30, 1998 and December
31, 1997

Statements of Cash Flows for the six months ended June 30, 1998 and 1997

Notes to Financial Statements

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS for the quarter and six months ended June 30, 1998 and 1997
(Unaudited)

                        QUARTER      SIX MONTHS   QUARTER      SIX MONTHS
                        ENDED        ENDED        ENDED        ENDED
                        JUNE 30,1998 JUNE 30,1998 JUNE 30,1997 JUNE 30, 1997

REVENUE

  Agency Fees           $       -    $       -    $       -    $       -
                        _________    _________    _________    _________

EXPENSES

  Transaction expenses          -            -            -            -
                        _________    _________    _________    _________

NET INCOME              $       -    $       -    $       -    $       -
                        =========    =========    =========    =========

Retained earnings,
  beginning of period           -            -            -            -
                        _________    _________    _________    _________

Retained earnings, end
  of period             $       -    $       -    $       -    $       -
                        =========    =========    =========    =========

BALANCE SHEETS AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
(Unaudited)

                                JUNE 30,         DECEMBER 31,
                                1998             1997

ASSETS

Cash                            $        2       $        2

Accounts receivable                      -                -
                                __________       __________

TOTAL ASSETS                    $        2       $        2
                                ==========       ==========

LIABILITIES AND
  STOCKHOLDERS' EQUITY

Accounts payable                $        -       $        -
                                __________       __________

TOTAL LIABILITIES                        -                -
                                __________       __________

STOCKHOLDERS' EQUITY

Common stock, no par
  value; 100 shares
  authorized;

2 shares issued and
  outstanding                            2                2

Retained earnings                        -                -
                                __________       __________

TOTAL STOCKHOLDERS'
  EQUITY                                 2                2
                                __________       __________

TOTAL LIABILITIES
  AND STOCKHOLDERS'
  EQUITY                        $        2       $        2
                                ==========       ==========

STATEMENTS OF CASH FLOWS
for the six months ended June 30, 1998 and 1997
(Unaudited)

                                1998             1997
Cash flows from
  operating activities

Net income                      $        -       $        -

Changes in assets and
  liabilities

Decrease in
  accounts receivable                    -            5,000

Decrease in accounts payable             -           (5,000)
                                __________       ___________

Net cash provided by
  operating activities                   -                 -
                                __________       ___________

Cash flows from
  financing activities

Capital contribution                     -                 -
                                __________       ___________

Net cash provided by
  financing activities                   -                 -
                                __________       ___________

Cash at beginning of period              2                 2
                                __________       ___________

Cash at end of period           $        2       $         2
                                ==========       ===========

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

ITEM 5.    OTHER INFORMATION.

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits and reports to be filed:   none

    On April 27, 1998 the Company filed form 8-K/A with respect to the resignation of Coopers & Lybrand LLP as the Company's auditors.

    On May 6, 1998 the Company filed form 8-K/A with respect to the resignation of Coopers & Lybrand LLP as the Company's auditors.

    On May 11, 1998 the Company filed filed form 8-K with respect to the appointment of Grant Thornton LLP as the Company's auditors.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   Golden State Petroleum Transport Corporation
                   ____________________________________________
                                  (Registrant)

Date     March 30, 1999      By   /s/ Kate Blankenship
         ______________           _____________________________
                                      Kate Blankenship
                                      Director and Secretary







































                               10
02089007.AA4