Form 10-Q
period 1998-09-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 1999-03-31
CIK 1038286

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q



(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                               OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________


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

Statements of Operations and Retained Earnings for the quarters and nine months ended
September 30, 1998 and 1997

Balance Sheets as of September 30, 1998 and
December 31, 1997

Statements of Cash Flows for the nine months ended September 30, 1998 and 1997

Notes to Financial Statements

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS for the quarter and nine months ended
September 30, 1998 and 1997
(Unaudited)

                       QUARTER       NINE MONTHS   QUARTER       SIX MONTHS
                       ENDED         ENDED         ENDED         ENDED
                       SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                       1998          1998          1997          1997
REVENUE

  Agency Fees          $       -     $       -     $       -     $       -
                       _________     _________     _________     _________

EXPENSES

  Transaction expenses         -             -             -             -
                       _________     _________     _________     _________

NET INCOME             $       -     $       -     $       -     $       -
                       =========     =========     =========     =========

Retained earnings,
  beginning of period          -             -             -             -
                       _________     _________     _________     _________

Retained earnings, end
  of period            $       -     $       -     $       -     $       -
                       =========     =========     =========     =========

BALANCE SHEETS AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
(Unaudited)

                                SEPTEMBER 30,    SEPTEMBER 30,
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
                                ==========       ==========

STATEMENTS OF CASH FLOWS
for the nine  months ended September 30, 1998 and 1997
(Unaudited)

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

    (b)  Reports on Form 8-K:  none

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







































                                9
02089007.AA5