Form 10-K
period 1998-12-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 1999-03-31
CIK 1038286

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

(Mark One)
[ X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1998

                               OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number       333-26227


          GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
     (Exact name of Registrant as specified in its charter)


Delaware                               13-392-7016
_______________________________        ______________________
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.)


               c/o Frontline Ltd., Mercury House,
               101 Front Street, Hamilton, Bermuda
            (Address of principal executive offices)


                         (441) 295-6935
      (Registrant's telephone number, including area code)


Title of each class                    Name of each exchange
                                       on which registered


Securities registered or to be registered pursuant to section
12(g) of the Act.

       __________________________________________________
                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes _X_____              No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE:        None

          GOLDEN STATE PETROLEUM TRANSPORT CORPORATION

                            FORM 10-K

TABLE OF CONTENTS
                                                             Page
PART I

    Item 1.   Business..........................................1

    Item 2.   Properties........................................1

    Item 3.   Legal Proceedings.................................1

    Item 4.   Submission of Matters to a Vote of
              Security Holders .................................2

PART II

    Item 5.   Market for Registrant's Common Equity
              and Related Stockholder Matters...................2

    Item 6.   Selected Financial Data...........................2

    Item 7.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations........................................2

    Item 7(a) Quantitative and Qualitative
              disclosures about Market Risk.....................2

    Item 8.   Financial Statements and Supplementary
              Data..............................................3

    Item 9.   Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure........................................8

PART III

    Item 10.  Directors and Officers of the
              Registrant........................................8

    Item 11.  Executive Compensation............................9

    Item 12.  Security Ownership of Certain
              Beneficial Owners and Management..................9

    Item 13.  Certain Relationships and Related
              Transactions......................................9

PART IV

    Item 14.  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K..........................10

                             PART I

ITEM 1.  BUSINESS

Golden State Petroleum Transport Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 5, 1996. The Company is a special purpose corporation that has been organized solely for the purpose of issuing certain mortgage notes as agent for two affiliated entities, Golden State Petro (IOM I-A) PLC and Golden State Petro (IOM I-B) PLC (together, the "Owners"). The mortgage notes were issued on December 24, 1996 and January 6, 1997 and proceeds therefrom were used by the Owners to finance the construction and acquisition of two very large crude carriers ("VLCCs" or the "Vessels") for charter to an unaffiliated third party (the "Initial Charterer"). The mortgage notes are not obligations of, and are not guaranteed by, the Company.

Golden State Holdings I, Limited ("GSH"), an Isle of Man company, is the owner of all of the issued and outstanding shares of the Company and the Owners. On May 12, 1998, all of the issued and outstanding shares of GSH (as well as all of the issued and outstanding shares of certain other companies) were sold by Cambridge Petroleum Transport Corporation, a Cayman Islands company ("CPTC") to Independent Tankers Corporation, a Cayman Islands company ("ITC"). On the same date, all of the issued and outstanding shares of ITC were sold to Frontline Ltd. ("Frontline"), a publicly listed Bermuda company.

Pursuant to a share purchase agreement dated December 23, 1998, as amended on March 4, 1999, (the "Share Purchase Agreement"), Frontline has sold, effective as of July 1, 1998, all of the issued and outstanding shares of ITC to Hemen Holding Limited, a Cyprus company ("Hemen"). Hemen is the principal shareholder of Frontline and is indirectly controlled by Mr. John Fredriksen. Hemen paid Frontline the same consideration as Frontline paid the Initial Sellers for all of the issued and outstanding shares of ITC. Hemen has given Frontline a 5-year call option to buy back the shares of ITC, and as security for its obligations pursuant to the option agreement, Hemen has pledged the shares to Frontline. Frontline and Hemen have no agreement in respect of the directors of ITC and it is expected that the present directors will remain in their current positions.

In connection with the sale of the stock of GSH, Frontline or its designee assumed management responsibilities for the Owners and the Company.

CHARTERS

Since the date of its delivery, each of the Vessels (see "Properties") has been chartered to the Initial Charterer pursuant to a charter dated as of December 24, 1996 which expires on the 18th anniversary of the delivery date of the related Vessel. The Initial Charterer has the right to terminate either charter on any five optional termination dates which, for each Vessel, begins on the 8th anniversary of the delivery date and occurs again on each of the four subsequent two-year anniversaries thereof.

ITEM 2.  PROPERTIES

The Company has no properties. On December 7, 1998, Golden State Petro (IOM I-A) PLC took delivery of a VLCC, the Frank A. Shrontz and on March 15, 1999, Golden State Petro (IOM I-B) PLC took delivery of a VLCC, the J. Bennett Johnson. Both of the Vessels acquired by the Owners are double-hull tankers, each of approximately 308,500 deadweight tonnes.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and no such proceedings are known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) There is no established trading market for the Common Stock of the Registrant.

(b) As of March 12, 1999 with respect to the Common Stock there was one (1) holder of record of the Registrant's Common
    Stock.

ITEM 6.  SELECTED FINANCIAL DATA

Inapplicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATION

The Company is a special purpose corporation that has been organized solely for the purpose of issuing certain mortgage notes as agent for the Owners. In the period ended December 31, 1996, the Company earned $5,000 as aggregate compensation for services as agent in the issuance of the mortgage notes and, correspondingly, paid equivalent transaction fees to its then ultimate parent, Cambridge Petroleum Transport Corporation. Since that date the Company has had no activity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Inapplicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997


                                               1998        1997
ASSETS
   Cash
                                          $       2   $       2
   Accounts receivable                            -           -
                                          ---------   ---------
   TOTAL ASSETS                           $       2   $       2
                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable                       $       -   $       -
                                          ---------   ---------
   TOTAL LIABILITIES                              -           -
   ---------                              ---------

   STOCKHOLDERS' EQUITY
   Common stock, no par value; 100 shares authorized;
   2 shares issued and outstanding                2           2
   Retained earnings                              -           -
                                          ---------   ---------
   TOTAL STOCKHOLDERS' EQUITY                     2           2
                                          ---------   ---------
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $       2   $       2
                                          =========   =========



See accompanying Notes to Financial Statements

GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS for the years ended December 31, 1998 and 1997 and the period from December 5, 1996 (commencement of operations) to December
31, 1996

                                   1998        1997        1996
REVENUE
   Agency fees                $       -   $       -   $   5,000
                              ---------   ---------   ---------

EXPENSES
   Transaction expenses               -           -       5,000
                              ---------   ---------   ---------

NET INCOME                    $       -   $       -   $       -
                              =========   =========   =========

Retained earnings, beginning
  of year/period                      -           -           -
                              ---------   ---------   ---------
Retained earnings, end of
  year/period                 $       -   $           $       -
                              =========   =========   =========



See accompanying Notes to Financial Statements

GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

STATEMENTS OF CASH FLOWS
for the years ended December 31, 1998 and 1997 and the period from December 5, 1996 (commencement of operations) to December
31, 1996


                                   1998        1997        1996
CASH FLOWS FROM OPERATING
  ACTIVITIES

NET INCOME                    $       -   $       -   $       -

Changes in assets and liabilities
   Decrease (increase) in
     accounts receivable              -       5,000     (5,000)
   (Decrease) increase in
     accounts payable                 -     (5,000)       5,000
                              ---------   ---------   ---------
   Net cash provided by
     operating activities             -           -           -
                              ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Capital contribution               -           -          2
                              ---------   ---------   ---------
   Net cash provided by
     financing activities             -           -           2
                              ---------   ---------   ---------
Cash at beginning of
  year/period                         2           2           -
                              ---------   ---------   ---------

Cash at end of year/period    $       2   $       2   $       2
                              =========   =========   =========



See accompanying Notes to Financial Statements

GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
(A wholly-owned subsidiary of Golden State Holdings I, Limited)
NOTES TO FINANCIAL STATEMENTS

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

    The Company is a wholly-owned subsidiary of Golden State
    Holdings I, Limited, an Isle of Man holding company, which is a wholly-owned subsidiary of Independent Tankers Corporation
    ("ITC").

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

2.  RELATED PARTY TRANSACTIONS

    In the period ended December 31, 1996 the Company earned $5,000 as aggregate compensation for services as agents in the issuance of the mortgage notes and, correspondingly, paid equivalent transaction fees to its then ultimate parent, Cambridge Petroleum Transport Corporation ("CPTC"). These amounts are reflected as agency fees and transaction expenses in the statement of operations and retained earnings for 1996.

    On May 12, 1998, beneficial ownership of Golden State Holdings I, Limited was acquired by Frontline Ltd. through the special purpose entity ITC. Frontline Ltd. subsequently sold its investment in ITC to Hemen Holding Limited, with effect from July 1, 1998. Hemen Holding Limited is the majority shareholder in Frontline Ltd.

3.  ADOPTION OF NEW ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" is effective for fiscal years beginning after December 15, 1997. SFAS No. 133, "Accounting for Derivatives and Hedging Activities", is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company anticipates that the adoption of SFAS No. 130, SFAS No. 132 and SFAS No. 133 will not have a material effect on the presentation of the Company's balance sheet or results of operations and retained earnings.

4.  CAPITALIZATION

    The Company's capitalization is nominal and it has no source of income and has no direct employees.

Report of Independent Certified Public Accountants


To the Board of Directors
Golden State Petroleum Transport Corporation


We have audited the accompanying balance sheets of Golden State Petroleum Transport Corporation (a wholly-owned subsidiary of Golden State Holdings I, Limited) as of December 31, 1998 and 1997, and the related statements of operations and retained earnings, and cash flows for the years then ended and for the period from December 5, 1996 (commencement of operations) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden State Petroleum Transport Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and for the period from December 5, 1996 (commencement of operations) to December 31, 1996 in conformity with generally accepted accounting principles.



Grant Thornton LLP



New York, New York
March 15, 1999

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

On March 5, 1998, Coopers & Lybrand L.L.P. resigned as the Company's certifying accountants. Coopers & Lybrand's opinion on the Registrants' financial statements as of March 31, 1997 and for the period from inception of the companies (December 5, 1996
- Golden State Transport Corporation and December 24, 1996 for the Owners), contained no adversities, disclaimers, uncertainties or qualifications.

The resignation of Coopers & Lybrand L.L.P. was not recommended or approved by the Company's Board of Directors as it was the decision of Coopers & Lybrand L.L.P. not to continue as the Company's auditors.

Certain persons who previously served as officers or directors of the Registrant also served as officers of one or more companies affiliated with the Registrant. In the course of performing audits for certain of those affiliates (none of which has any class of securities registered under the federal securities laws), Coopers & Lybrand L.L.P. ("C&L") informed management of those affiliates that C&L was no longer willing to rely on the representations of management of those affiliates or of the Registrant, because of C&L's belief that management of those affiliates had failed to disclose to C&L certain matters relating to those affiliates (but unrelated to the business or financial condition of the Registrant) in a timely manner. Although management of those affiliates of the Registrant has advised C&L that it believes that it did make disclosure to C&L in a timely manner of all material matters regarding those affiliates, C&L resigned as the accountants for those affiliates as well as all other companies affiliated therewith, including the Registrant.


                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company does not have operations nor does it have any employees involved in management. The following table sets forth the name, age and principal position with the Company of each of its executive directors.

NAME                  AGE    POSITION WITH THE COMPANY

Tor Olav Troim        36     Director and President
Kate Blankenship      34     Director, Secretary, Chief Executive
                             Officer, Chief Financial Officer and
                             Chief Accounting Officer

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

TOR OLAV TROIM: Mr. Troim was appointed President of Golden State Petroleum Transport Corporation on July 30, 1998 and has been a Director of the Company since November 1, 1998. Mr. Troim serves as director and vice-president of Frontline Ltd. He also serves as a director of Frontline AB, a wholly-owned subsidiary of Frontline, and is the Chief Executive Officer of Frontline Management AS, which company supports Frontline Ltd. in the implementation of decisions made by the Board of Directors. Mr. Troim also serves as a consultant to Sea Tankers. He is a director of Aktiv Inkasso ASA and Northern Offshore ASA, both Norwegian publicly listed companies. Prior to his service with Frontline from January 1992, Mr. Troim served as managing director and a member of the Board of Directors of DNO AS, a Norwegian oil company.

KATE BLANKENSHIP: Mrs. Blankenship was appointed Secretary of the Company on July 30, 1998 and has been a Director, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Company since November 1, 1998. She has served as group financial controller and secretary of Frontline Ltd. (formerly, London & Overseas Freighters Limited) since 1994. Prior to joining Frontline, she was a manager with KPMG Peat Marwick in Bermuda. Mrs. Blankenship is a member of the Institute of Chartered Accountants in England and Wales.

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or executive officers of the Company receive any compensation in connection with their respective positions. The Company has not entered into any affiliate transactions, other than the original agency agreement for the issuance of the notes.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table provides information as of March 31, 1999 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on March 31 ,1999.

                      Beneficial Ownership

                    Name and                   Number
Class of            address of                 of       Percent
Shares              Beneficial Owners          Shares   of Class
-------             -----------------          ------   --------
Ordinary Shares     Hemen Holding Limited(1)   2        100%



1 The issued and outstanding shares of the Company are owned by GSH. All of the issued and outstanding shares of GSH are owned by ITC. All of the issued and outstanding shares of ITC are owned by Hemen, a Cyprus company. Hemen is controlled by John Fredriksen, a resident of Cyprus and a citizen of Norway.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of January 31, 1999, each of the Owners has entered into a management agreement with an affiliate, Frontline. Frontline is a Bermuda company, whose ordinary shares trade on the London Stock Exchange and the Oslo Stock Exchange. Frontline's American Depository Receipts trade on the NASDAQ National Market. Frontline will provide administrative, vessel management and advisory services to the Owners. Frontline is an affiliate of Hemen. Hemen is the indirect parent of the Company and the Owners. Frontline's primary business is owning and operating vessels that transport crude oil and oil products.

Some of the oil tankers owned by Frontline may operate in competition with the Vessels. When the charters with the Initial
Charterer end, Frontline might have a conflict of interest between its duties as manager of the Owners and the Vessels, and its interests as a competing tanker owner.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) The following documents are filed as part of this Annual
    Report:

1. Financial Statements

Balance Sheets at December 31, 1998 and 1997

Statements of Operations and Retained Earnings for the Years
Ended December 31, 1998 and 1997 and the  period from December 5,
1996 (commencement of operations) to December  31, 1996

Statements of Cash Flows for the Years Ended December 31, 1998 and 1997 and the period from December 5, 1996 (commencement of operations) to December 31, 1996

Notes to Financial Statements

Report of Grant Thornton LLP, Independent Certified Public
Accountants

(b) Reports on Form 8-K

On December 30, 1998 the Company filed Form 8-K with respect to the sale of Golden State Holdings I, Limited by Cambridge
Petroleum Transport Corporation.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Golden State Petroleum Transport
                             Corporation
                             ___________________________________
                                  (Registrant)

Date March 31, 1999          By   /s/ Tor Olav Troim
                                  ___________________ __________
                                  Tor Olav Troim
                                  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             Golden State Petroleum Transport
                             Corporation
                             ___________________________________
                                  (Registrant)

Date  March 31, 1999         By   /s/ Kate Blankenship
                                  ______________________________
                                  Kate Blankenship
                                  Director, Chief Executive
                                  Officer, Chief Financial
                                  Officer, Chief Accounting
                                  Officer


Date  March 31, 1999              By   /s/ Tor Olav Troim
                                       __________________________
                                       Tor Olav Troim
                                       Director













                               14
02089007.AA7