Form 10-Q
period 1999-03-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 1999-05-14
CIK 1038286

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


(Mark One)
[ X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999


                               OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________

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

______________________________________________________________________________
___
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes    X                       No ____

                 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Index to Consolidated Financial Statements

Statements of Operations and Retained Earnings
for the quarters ended March 31, 1999 and 1998                  3

Balance Sheets as of March 31, 1999 and
December 31, 1998                                               4

Statements of Cash Flows for the quarters ended
March 31, 1999 and 1998                                         5

Notes to Financial Statements                                   6

Statements of Operations and Retained Earnings for the quarters ended March 31, 1999 and 1998
(Unaudited)


                                           1999      1998
Revenue

    Agency fees                            $    -    $    -

Expenses

    Transaction expenses                        -         -

Net income                                 $    -    $    -

Retained earnings, beginning of period          -         -

Retained earnings, end of period           $    -    $    -

Balance Sheets as of March 31, 1999 and December 31, 1998
(Unaudited)

                                           1999      1998

ASSETS

    Cash                                   $    2    $    2

    Total assets                           $    2    $    2

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity

    Common stock, no par value; 100
    shares authorized;

    2 Shares issued and outstanding        $    2    $    2

    Retained earnings                           -         -

    Total stockholders' equity                  2         2

    Total liabilities and stockholders'
    equity                                 $    2    $    2

Statements of Cash Flows
for the quarters ended March 31, 1999 and 1998
(Unaudited)


                                              1999      1998

Cash flows from operating activities

Net income                                    $    -    $    -

Change in operating assets and liabilities         -         -

    Net cash provided by operating activities

Cash flows from financing activities

    Capital contribution                           -         -

    Net cash provided by financing activities      -         -

Cash at beginning of period                        2         2

Cash at end of period                         $    2    $    2

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

Inapplicable

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

                             Golden State Petroleum Transport
                             Corporation
                                         (Registrant)

Date  May 14, 1999           By /s/ Kate Blankenship
                               ______________________________
                                Kate Blankenship
                                Director and Secretary







































                                8
02089007.AA8