Form 10-Q
period 1999-06-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 1999-08-11
CIK 1038286

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q



(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999

                               OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to


Commission file number 333-26227


          GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
     ______________________________________________________
     (Exact name of Registrant as specified in its charter)


         Delaware                      13-392-7016
_________________________________      _____________________
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)      Indentification No.)

      c/o Frontline Ltd., Mercury House, 101 Front Street,
                        Hamilton, Bermuda
     ______________________________________________________
            (Address of principal executive offices)

                         (441) 295-6935
     ______________________________________________________
       (Registrants telephone number, including area code)

     ______________________________________________________
     (Former name, former address and former fiscal year if
                   changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                       No   X

                 PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements

Statements of Operations and Retained Earnings for
the quarters and six months ended June 30, 1999
and 1998                                                        3

Balance Sheets as of June 30, 1999 and December
31, 1998                                                        4

Statements of Cash Flows for the six months ended
June 30, 1999 and 1998                                          5

Notes to Financial Statements                                   6

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS for the quarter and six months ended June 30, 1999 and 1998
(Unaudited)

                                   SIX                 SIX
                        QUARTER    MONTHS    QUARTER   MONTHS
                        ENDED      ENDED     ENDED     ENDED
                        JUNE 30,   JUNE 30,  JUNE 30,  JUNE 30,
                        1999       1999      1998      1998

REVENUE
    Agency fees         $     -    $     -   $     -   $     -
                        -------    -------   -------   -------

EXPENSES
    Transaction
    expenses                  -          -         -         -
                        -------    -------   -------   -------

NET INCOME              $     -    $     -   $     -   $     -
                        =======    =======   =======   =======

Retained earnings,
beginning of period           -          -         -         -
                        -------    -------   -------   -------

Retained earnings,
end of period           $     -    $     -   $     -   $     -
                        =======    =======   =======   =======

BALANCE SHEETS AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
(Unaudited)

                                       JUNE 30,     DECEMBER 31,
                                       1999         1998

ASSETS
Cash                                   $       2    $       2

Accounts receivable                    -            -
                                       ---------    ---------
TOTAL ASSETS                           $       2    $       2
                                       =========    =========

LIABILITIES AND STOCKHOLDERS EQUITY

Accounts payable                       $       -    $       -
                                       ---------    ---------
TOTAL LIABILITIES                              -            -
                                       =========    =========
STOCKHOLDERS EQUITY

Common stock, no par value;
100 shares authorized;
2 shares issued and outstanding                2            2
Retained earnings                              -            -
                                       --------     ---------

TOTAL STOCKHOLDERS EQUITY                      2            2
                                       ---------    ---------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                    $       2    $       2
                                       =========    =========

STATEMENTS OF CASH FLOWS
for the six months ended June 30, 1999 and 1998
(Unaudited)

                                            1999         1998
CASH FLOWS FROM OPERATING
ACTIVITIES

NET INCOME                             $       -    $       -

Change in operating assets
and liabilities                                -            -
                                       ---------    ---------

NET CASH PROVIDED BY
OPERATING ACTIVITIES                           -            -
                                       ---------    ---------

CASH FLOWS FROM FINANCING
ACTIVITIES

Capital contribution                           -            -
                                       ---------    ---------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                           -            -
                                       ---------    ---------

CASH AT BEGINNING OF PERIOD                    2            2
                                       ---------    ---------

CASH AT END OF PERIOD                  $       2    $       2
                                       =========    =========

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

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

                             GOLDEN STATE PETROLEUM
                             TRANSPORT CORPORATION
                             --------------------------------
                                      (Registrant)

Date     August 9, 1999      By   /s/ Kate Blankenship
                                  ----------------------------
                                   Kate Blankenship
                                   Director and Secretary






































                                8
02089007.AB7