Form 10-Q
period 1999-09-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 1999-11-15
CIK 1038286

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q



(Mark One)
[ X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1999
                                ________________________________

                               OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                                  ______________________________

Commission file number               333-26227
                        ________________________________________

          GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
________________________________________________________________
     (Exact name of Registrant as specified in its charter)


            Delaware                      13-392-7016
    _______________________________    ___________________
    (State or other jurisdiction of    (I.R.S. Employer
    incorporation or organization)     Identification No.)


               c/o Frontline Ltd., Mercury House,
               101 Front Street, Hamilton, Bermuda
________________________________________________________________
            (Address of principal executive offices)


                         (441) 295-6935
________________________________________________________________
      (Registrant's telephone number, including area code)

________________________________________________________________
       (Former name, former address and former fiscal year
                  if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  ___X___        No   _______

                 PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements

Statements of Operations and Retained Earnings
for the quarters and nine months ended September 30, 1999
and 1998                                                        3

Balance Sheets as of September 30, 1999 and December 31,
1998                                                            4

Statements of Cash Flows for the nine months ended September
30, 1999 and 1998                                               5

Notes to Financial Statements                                   6

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS for the quarters and nine months ended September 30, 1999 and 1998 (Unaudited)


                         Quarter    Nine months        Quarter    Nine months
                          ended           ended          ended          ended
                  Sept. 30, 1999 Sept. 30, 1999 Sept. 30, 1998 Sept. 30, 1998
Revenue
    Agency fees     $          -   $          -   $          -   $          -
                    ____________   ____________   ____________   ____________
Expenses
    Transaction
     expenses                  -              -              -              -
                    ____________   ____________   ____________   ____________

Net income          $          -   $          -   $          -   $          -
                    ===========    ===========    ============   ============

Retained earnings,
 beginning of
 period                        -              -              -              -
                    ____________   ____________   ____________   ____________

Retained earnings,
 end of period      $          -   $          -   $          -   $          -
                    ===========    ===========    ============   ============

Balance Sheets as of September 30, 1999 and December 31, 1998
(Unaudited)

                                                 September 30,   December 31,
                                                          1999           1998
ASSETS
    Cash                                          $          2   $          2
    Accounts receivable                                      -              -
                                                  ____________   ____________

    Total assets                                  $          2   $          2
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable                              $          -   $          -
                                                  ____________   ____________
    Total liabilities                                        -              -

                                                  ____________   ____________
Stockholders' equity
    Common stock, no par value; 100 shares authorized;
    2 shares issued and outstanding                          2              2
    Retained earnings                                        -              -
                                                  ____________   ____________
    Total stockholders' equity                               2              2
                                                  ____________   ____________
    Total liabilities and stockholders' equity    $          2   $          2
                                                  ============   ============

Statements of Cash Flows
for the nine months ended September 30, 1999 and 1998
(Unaudited)



                                                  1999           1998
Cash flows from operating activities
Net income                                        $          -   $          -

Change in operating assets and liabilities                   -             -
                                                  ____________   ____________

    Net cash provided by operating activities                -              -
                                                  ____________   ____________
Cash flows from financing activities
    Capital contribution                                     -             -
                                                  ____________   ____________
    Net cash provided by financing activities                -              -
                                                  ____________   ____________
Cash at beginning of period                                  2              2
                                                  ____________   ____________
Cash at end of period                             $          2   $          2
                                                  ============   ============

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

                                  Golden State Petroleum
                                  Transport Corporation
                                  _____________________________
                                  (Registrant)

Date  November 12, 1999           By /s/ Kate Blankenship
     _____________________           __________________________
                                     Kate Blankenship
                                     Director and Secretary






































                                8
02089006.AB9