Form 10-K
period 1999-12-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2000-03-31
CIK 1038286

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

(Mark One)
[ X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 1999

                               OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to


Commission file number      333-26227


          Golden State Petroleum Transport Corporation
     (Exact name of Registrant as specified in its charter)

        Delaware                                13-392-7016
(State or other jurisdiction of
 incorporation or organization)     (I.R.S. Employer Identification No.)

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

(b) As of March 25, 2000 with respect to the Common Stock there was one (1) holder of record of the Registrant's
         Common Stock.

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

Balance Sheets as of December 31, 1999 and 1998

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
                                          =========   =========



See accompanying Notes to Financial Statements

Golden State Petroleum Transport Corporation
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

Statements of Operations and Retained Earnings for the years ended December 31, 1999, 1998 and 1997

                                   1999        1998        1997
Revenue
   Agency fees                $       -   $       -   $       -
                              ---------   ---------   ---------

Expenses
   Transaction expenses               -           -           -
                              ---------   ---------   ---------

Net Income                    $       -   $       -   $       -
                              =========   =========   =========

Retained earnings, beginning
  of year/period                      -           -           -
                              ---------   ---------   ---------
Retained earnings, end of
  year/period                 $       -   $           $       -
                              =========   =========   =========



See accompanying Notes to Financial Statements

Golden State Petroleum Transport Corporation
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

Statements of Cash Flows
for the years ended December 31, 1999, 1998 and 1997

                                   1999        1998        1997
Cash Flows from Operating
  Activities

Net Income                    $       -   $       -   $       -

Changes in assets and liabilities
   Decrease (increase) in
     accounts receivable              -       5,000     (5,000)
   (Decrease) increase in
     accounts payable                 -     (5,000)       5,000
                              ---------   ---------   ---------
   Net cash provided by
     operating activities             -           -           -
                              ---------   ---------   ---------

Cash Flows from Financing Activities
   Capital contribution               -           -          2
                              ---------   ---------   ---------
   Net cash provided by
     financing activities             -           -           2
                              ---------   ---------   ---------
Cash at beginning of
  year/period                         2           2           -
                              ---------   ---------   ---------

Cash at end of year/period    $       2   $       2   $       2
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

3.  ADOPTION OF NEW ACCOUNTING STANDARDS

    SFAS No. 133, "Accounting for Derivatives and Hedging Activities", is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company anticipates that the adoption of SFAS No. 133 will not have a material effect on the presentation of the Company's balance sheet or results of operations and retained earnings.

4.  CAPITALIZATION

    The Company's capitalization is nominal and it has no source of income and has no direct employees.

Report of Independent Certified Public Accountants


To the Board of Directors
Golden State Petroleum Transport Corporation


We have audited the accompanying balance sheets of Golden State Petroleum Transport Corporation (a wholly-owned subsidiary of Golden State Holdings I, Limited) as of December 31, 1999 and 1998, and the related statements of operations and retained earnings, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden State Petroleum Transport Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.



Grant Thornton LLP



New York, New York
January 27, 2000

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

On March 5, 1998, Coopers & Lybrand L.L.P. resigned as the Company's certifying accountants. Coopers & Lybrand's opinion on the Registrants' financial statements as of March 31, 1997 and for the period from inception of the companies (December 5, 1996 for Golden State Petroleum Transport Corporation and December 24, 1996 for the Owners), contained no adversities, disclaimers, uncertainties or qualifications.

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

Name               Age               Position with the Company

Tor Olav Troim     37                Director and President
Kate Blankenship   35                Director, Secretary, Chief
                                     Executive Officer, Chief
                                     Financial Officer and
                                     Chief Accounting Officer

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

TOR OLAV TROIM: Mr. Troim was appointed President of Golden State Petroleum Transport Corporation on July 30, 1998 and has been a Director of the Company since November 1, 1998. Mr. Troim serves as director and vice-president of Frontline Ltd. He also serves as a director of Frontline AB, a wholly-owned subsidiary of Frontline, and is a director of Frontline Management AS, which company supports Frontline Ltd. in the implementation of decisions made by the Board of Directors. Mr. Troim also serves as a consultant to Sea Tankers. He is a director of Aktiv Inkasso ASA and Northern Offshore ASA, both Norwegian publicly listed companies. Prior to his service with Frontline from January 1992, Mr. Troim served as managing director and a member of the Board of Directors of DNO AS, a Norwegian oil company.

KATE BLANKENSHIP: Mrs. Blankenship was appointed Secretary of the Company on July 30, 1998 and has been a Director, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Company since November 1, 1998. She joined Frontline Ltd. (formerly, London & Overseas Freighters Limited) in 1994 and serves as Chief Accounting Officer and Secretary. Prior to joining Frontline, she was a manager with KPMG Peat Marwick in Bermuda. Mrs. Blankenship is a member of the Institute of Chartered Accountants in England and Wales.

Item 11.  Executive Compensation

None of the directors or executive officers of the Company receive any compensation in connection with their respective positions. The Company has not entered into any affiliate transactions, other than the original agency agreement for the issuance of the notes.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

The following table provides information as of March 29, 2000 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on March 29, 2000.

                      Beneficial Ownership

                    Name and                   Number
Class of            address of                 of       Percent
Shares              Beneficial Owners          Shares   of Class
-------             -----------------          ------   --------

Ordinary Shares     Hemen Holding Limited(1)   2        100%






____________________
1 The issued and outstanding shares of the Company are owned by GSH. All of the issued and outstanding shares of GSH are owned by ITC. All of the issued and outstanding shares of ITC are owned by Hemen, a Cyprus company. Hemen is controlled by John Fredriksen, a resident of Cyprus and a citizen of Norway.

Item 13. Certain Relationships and Related Transactions

As of January 31, 1999, each of the Owners has entered into a management agreement with an affiliate, Frontline. Frontline is a Bermuda company, whose ordinary shares trade on the London Stock Exchange and the Oslo Stock Exchange. Frontline's American Depository Receipts trade on the NASDAQ National Market. Frontline provides administrative, vessel management and advisory services to the Owners. Frontline is an affiliate of Hemen. Hemen is the indirect parent of the Company and the Owners. Frontline's primary business is owning and operating vessels that transport crude oil and oil products.

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

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

(a)      The following documents are filed as part of this Annual
         Report:

1.  Financial Statements

Balance Sheets at December 31, 1999 and 1998

Statements of Operations and Retained Earnings for the Years
Ended December 31, 1999, 1998 and 1997

Statements of Cash Flows for the Years Ended December 31, 1999,
1998 and 1997

Notes to Financial Statements

Report of Grant Thornton LLP, Independent Certified Public
Accountants


(b)      Reports on Form 8-K

The Company has not filed any current reports on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal period covered by this report.

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

                             Golden State Petroleum Transport
                             Corporation
                             ___________________________________
                                  (Registrant)

Date March 30, 2000          By   /s/ Tor Olav Troim
                                  ___________________ __________
                                  Tor Olav Troim
                                  President

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

                             Golden State Petroleum Transport
                             Corporation
                             ___________________________________
                                  (Registrant)

Date  March 30, 2000         By   /s/ Kate Blankenship
                                  ______________________________
                                  Kate Blankenship
                             Director, Chief Executive Officer,
                             Chief Financial Officer, Chief
                             Accounting Officer


Date  March 30, 2000         By   /s/ Tor Olav Troim
                                  __________________________
                                  Tor Olav Troim
                                  Director














                               14
02089007.AB8