Form 10-Q
period 2000-03-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2000-05-15
CIK 1038286

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q



(Mark One)
[ X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2000
                               ----------------------------------

                               OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to
                               ----------------------------------

Commission file number     333-26227
                        -----------------------------------------

          GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
     (Exact name of Registrant as specified in its charter)


           Delaware                          13-392-7016
----------------------------           -------------------------
(State or other jurisdiction           (I.R.S. Employer
of incorporation                       Identification No.)
or organization)


      c/o Frontline Ltd., Mercury House, 101 Front Street,
                        Hamilton, Bermuda
----------------------------------------------------------------
            (Address of principal executive offices)


                         (441) 295-6935
----------------------------------------------------------------
      (Registrant's telephone number, including area code)

----------------------------------------------------------------
     (Former name, former address and former fiscal year if
                   changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  ____X____           No __________

                 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Index to Consolidated Financial Statements

Statements of Operations and Retained Earnings
for the quarters ended March 31, 2000 and 1999             3

Balance Sheets as of March 31, 2000 and December
31, 1999                                                   4

Statements of Cash Flows for the quarters ended
March 31, 2000 and 1999                                    5

Notes to Financial Statements                              6

Statements of Operations and Retained Earnings for the quarters ended March 31, 2000 and 1999
(Unaudited)



                                              2000           1999
Revenue
    Agency fees                           $      -        $     -
                                          ________        _______

Expenses
    Transaction expenses                         -              -
                                          ________        _______

Net income                                $      -        $     -
                                          ========        =======

Retained earnings, beginning of period           -              -
                                          ________        _______
Retained earnings, end of period          $      -        $     -
                                          ========        =======

Balance Sheets as of March 31, 2000 and December 31, 1999
(Unaudited)


                                              2000        1999
ASSETS

    Cash                                  $      2        $     2
                                          ________        _______
    Total assets                          $      2        $     2
                                          ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity
    Common stock, no par value; 100 shares authorized;
    2 Shares issued and outstanding       $      2        $     2
    Retained earnings                            -              -
                                          ________        _______
    Total stockholders' equity                   2              2
                                          ________        _______
    Total liabilities and
      stockholders' equity                $      2        $     2
                                          ========        =======

Statements of Cash Flows
for the quarters ended March 31, 2000 and 1999
(Unaudited)



                                              2000           1999
Cash flows from operating activities
Net income                                $      -        $     -
Change in operating assets
      and liabilities                            -              -
                                          ________        _______
    Net cash provided by operating
      activities                                 -              -
                                          ________        _______
Cash flows from financing activities
    Capital contribution                         -              -
                                          ________        _______
    Net cash provided by financing
      activities                                 -              -
                                          ________        _______
Cash at beginning of period                      2              2
                                          ________        _______
Cash at end of period                     $      2        $     2
                                          ========        =======

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

                   Golden State Petroleum Transport Corporation
                   --------------------------------------------
                   (Registrant)

Date     May 15, 2000        By   /s/ Kate Blankenship
    ----------------------        ---------------------------
                                  Kate Blankenship
                                  Director and Secretary







































                                9
02089007.AB9