Form 10-Q
period 2000-06-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2000-08-15
CIK 1038286

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


(Mark One)
[ X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                               OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number 333-26227

          Golden State Petroleum Transport Corporation
     (Exact name of Registrant as specified in its charter)

                Delaware           13-392-7016
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

    Yes  X         No

                 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Index to Consolidated Financial Statements

Statements of Operations and Retained Earnings
for the quarters and six months ended June 30, 2000 and 1999    3

Balance Sheets as of June 30, 2000 and December 31, 1999        4

Statements of Cash Flows for the six months ended June 30, 2000
and 1999                                                        5

Notes to Financial Statements                                   6

Statements of Operations and Retained Earnings for the quarter and six months ended June 30, 2000 and 1999
(Unaudited)

                   Quarter       Six months    Quarter       Six months
                   ended         ended         ended         ended
                   June 30, 2000 June 30, 2000 June 30, 1999 June 30, 1999


  Agency fees      $        -    $        -    $        -    $         -
                   ----------    ----------    ----------    -----------
Expenses
  Transaction
  expenses                  -             -             -              -
                   ----------    ----------    ----------    -----------
Net income         $        -    $        -    $        -    $         -
                   ==========    ==========    ==========    ===========

Retained earnings,
 beginning of
 period            $        -    $        -    $        -    $         -
                   ----------    ----------    ----------    -----------

Retained earnings,
 end of period     $        -    $        -    $        -    $         -
                   ----------    ----------    ----------    -----------

Balance Sheets as of June 30, 2000 and December 31, 1999
(Unaudited)

                                               June 30,      December 31,
                                               2000          1999
ASSETS
                   Cash                        $       2     $        2
                   Accounts receivable                 -              -
                                               ---------     ----------
                   Total assets                $       2     $        2
                                               =========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
                   Accounts payable            $       -     $        -
                                               ----------    ----------
                   Total liabilities                   -              -
                                               ----------    ----------

                   Stockholders' equity
                   Common stock, no par value;
                   100 shares authorized;

                   2 shares issued
                   and outstanding                     2              2
                   Retained earnings                   -              -
                                               ----------    ----------

                   Total stockholders' equity          2              2
                                               ---------     ----------

                   Total liabilities and
                   stockholders' equity        $       2     $        2
                                               ==========    ==========

Statements of Cash Flows
for the six months ended June 30, 2000 and 1999
(Unaudited)



                                               2000          1999
Cash flows from operating activities

Net income                                     $   -             -

Change in operating assets and liabilities         -             -
                                               -----         -----

  Net cash provided by operating activities        -             -
                                               -----         -----

Cash flows from financing activities

  Capital contribution                             -             -
                                               -----         -----

  Net cash provided by financing activities        -             -
                                               -----         -----
Cash at beginning of period                        2             2
                                               -----         -----
Cash at end of period                              2             2
                                               =====         =====

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

                                 Golden State Petroleum Transport Corporation
                                 --------------------------------------------
                                               (Registrant)

Date             August 14, 2000             By  /s/ Kate Blankenship
                 ---------------             ------------------------
                                                 Kate Blankenship
                                                 Director and Secretary







































                                       7
02089009.AB6