Form 10-Q
period 2000-09-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2000-11-15
CIK 1038286

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q



(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2000
                                     ------------------

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to



Commission file number    333-26227


          Golden State Petroleum Transport Corporation
     ------------------------------------------------------
     (Exact name of Registrant as specified in its charter)


          Delaware                             13-392-7016
     -------------------                    ----------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)          Identification No.)

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

          Yes    X                             No ________

                 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Index to Consolidated Financial Statements

Statements of Operations and Retained Earnings
for the quarters and nine months ended
September 30, 2000 and 1999                                     3

Balance Sheets as of September 30, 2000
and December 31, 1999                                           4

Statements of Cash Flows for the six months
ended September 30, 2000 and 1999                               5

Notes to Financial Statements                                   6

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS for the quarter and six months ended September 30, 2000 and 1999
(Unaudited)

                      Quarter    Six months  Quarter   Six months
                      ended      ended       ended     ended
                      Sept. 30,  Sept. 30,   Sept.30,  Sept. 30,
                      2000       2000        1999      1999
                      ---------- ---------   --------  ----------

REVENUE
  Agency fees         $      -   $      -    $      -  $      -
                      --------   --------    --------  --------

EXPENSES
  Transaction
  expenses                   -          -           -         -
                      --------   --------    --------  --------

NET INCOME            $      -   $      -    $      -  $      -
                      ========   ========    ========  ========


Retained earnings,
  beginning of
  period                     -          -           -         -
                      --------   --------    --------  --------

Retained earnings,
  end of period       $      -   $      -    $      -  $      -
                      ========   ========    ========  ========

BALANCE SHEETS AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
(Unaudited)

                                September 30,      December 31,
                                2000               1999

ASSETS

  Cash                               $      2         $      2
  Accounts receivable                       -                -
                                     --------         --------
  Total assets                       $      2         $      2
                                     ========         ========

LIABILITIES AND
  STOCKHOLDERS' EQUITY

  Accounts payable                   $      -         $      -
                                     --------         --------
  Total liabilities                         -                -
                                     --------         --------

Stockholders' equity

  Common stock, no par value;
  100 shares authorized;

  2 shares issued and outstanding           2                2
  Retained earnings                         -                -
                                     --------         --------
  Total stockholders' equity                2                2
  Total liabilities and              --------         --------
  stockholders' equity               $      2         $      2
                                     ========         ========

STATEMENTS OF CASH FLOWS
for the six months ended September 30, 2000 and 1999
(Unaudited)

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

                   Golden State Petroleum Transport Corporation
                   --------------------------------------------
                   (Registrant)

Date   November 14, 2000           By /s/ Kate Blankenship
       -----------------             ----------------------
                                          Kate Blankenship
                                      Director and Secretary







































                                8
02089009.AC7