Form 10-K405
period 2000-12-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2001-04-02
CIK 1038286

                       EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

(Mark One)
[ X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2000
                          --------------------------------------
                               OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to
                               ---------------------------------

Commission file number        333-26227
                        ----------------------------------------

          Golden State Petroleum Transport Corporation
----------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)


         Delaware                           13-3927016
-------------------------------   ------------------------------
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
      (Registrant's telephone number, including area code)


    Title of each class                Name of each exchange
                                       on which registered
----------------------------      ------------------------------

Securities registered or to be registered pursuant to section
12(g) of the Act.

----------------------------------------------------------------
                        (Title of class)

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

         [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. None

Indicate the number of shares outstanding of each of the
registrant's classes of common stock, as of the latest
practicable date.   2 shares of Common Stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE:        None

          GOLDEN STATE PETROLEUM TRANSPORT CORPORATION

                            FORM 10-K

TABLE OF CONTENTS
                                                            Page
PART I

    Item 1.   Business....................................    1

    Item 2.   Properties .................................    1

    Item 3.   Legal Proceedings ..........................    1

    Item 4.   Submission of Matters to a Vote of
                Security Holders .........................    2


PART II

    Item 5.   Market for Registrant's Common Equity
                and Related Stockholder Matters...........    2

    Item 6.   Selected Financial Data.....................    2

    Item 7.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations................................    2

    Item 7(a) Quantitative and Qualitative disclosures
                about Market Risk ........................    2

    Item 8.   Financial Statements and Supplementary
                Data......................................    3

    Item 9.   Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure .....................    9

PART III

    Item 10.  Directors and Executive Officers of the
                Registrant ...............................    9

    Item 11.  Executive Compensation .....................   10

    Item 12.  Security Ownership of Certain Beneficial
                Owners and Management ....................   10

    Item 13.  Certain Relationships and Related
                Transactions .............................   10

PART IV

    Item 14.  Exhibits, Financial Statement Schedules
                and Reports on Form 8-K ..................   11

                             PART I

Item 1.    Business

Golden State Petroleum Transport Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 5, 1996. The Company is a special purpose corporation that has been organized solely for the purpose of issuing certain mortgage notes as agent for two affiliated entities, Golden State Petro (IOM I-A) PLC and Golden State Petro (IOM I-B) PLC (together, the "Owners"). The mortgage notes were issued on December 24, 1996 and January 6, 1997 and proceeds therefrom were used by the Owners to finance the construction and acquisition of two very large crude carriers ("VLCCs" or the "Vessels") for charter to an unaffiliated third party (the "Initial Charterer"). The mortgage notes are not obligations of, and are not guaranteed by, the Company. VLCCs are very large seagoing tanker vessels that transport oil.

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

Charters

Since the date of its delivery, each of the Vessels (see Item 2. "Properties") has been chartered to the Initial Charterer pursuant to a charter dated as of December 24, 1996 which expires on the 18th anniversary of the delivery date of the related Vessel. The Initial Charterer has the right to terminate either charter on any five optional termination dates which, for each Vessel, begins on the 8th anniversary of the delivery date and occurs again on each of the four subsequent two-year anniversaries thereof.

Item 2.    Properties

The Company has no properties. On December 7, 1998, Golden State Petro (IOM I-A) PLC took delivery of a VLCC, the Frank A. Shrontz and on March 15, 1999, Golden State Petro (IOM I-B) PLC took delivery of a VLCC, the J. Bennett Johnson. Both of the Vessels acquired by the Owners are double-hull tankers, each of approximately 308,500 deadweight tonnes.The tanker industry describes vessels by deadweight tonnes. A deadweight tonne is a metric ton that is equivalent to 1,000 kilograms and refers to the maximum weight of cargo and supplies that a tanker can carry.

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

(b) As of March 25, 2001 with respect to the Common Stock there was one (1) holder of record of the Registrant's Common
    Stock.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market
Risk

Inapplicable.

Item 8.    Financial Statements and Supplementary Data


    Report of Independent Certified Public Accountants          4


    Balance Sheets as of December 31, 2000 and 1999             5


    Statements of Operations and Retained Earnings for          6
    the Years Ended December 31, 2000, 1999 and 1998


    Statements of Cash Flows for the Years Ended                7
    December 31, 2000, 1999 and 1998


    Notes to Financial Statements                               8

Report of Independent Certified Public Accountants


To the Board of Directors
Golden State Petroleum Transport Corporation


We have audited the accompanying balance sheets of Golden State Petroleum Transport Corporation, a wholly-owned subsidiary of Golden State Holdings I, Limited, as of December 31, 2000 and 1999 and the related statements of operations and retained earnings, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden State Petroleum Transport Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.



Grant Thornton LLP



New York, New York
January 19, 2001

Golden State Petroleum Transport Corporation
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

Balance Sheets as of December 31, 2000 and 1999


                                                   2000      1999
ASSETS
    Cash                                        $     2   $     2
    Accounts receivable                               -         -
                                                -------   -------
    Total assets                                $     2   $     2
                                                =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable                            $     -   $     -
                                                -------   -------
    Total liabilities                                 -         -
                                                -------   -------

    Stockholders' equity
    Common stock, no par value;
      100 shares authorized;
    2 shares issued and outstanding                   2         2
    Retained earnings                                 -         -
                                                -------   -------
    Total stockholders' equity                        2         2
                                                -------   -------
    Total liabilities and
      stockholders' equity                      $     2   $     2
                                                =======   =======






See accompanying Notes to Financial Statements

Golden State Petroleum Transport Corporation
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

Statements of Operations and Retained Earnings for the years ended December 31, 2000, 1999 and 1998

                                         2000      1999      1998
Revenue
    Agency fees                       $     -   $     -   $     -
                                      -------   -------   -------
Expenses
    Transaction expenses                    -         -         -
                                      -------   -------   -------

Net income                            $     -   $     -   $     -
                                      =======   =======   =======

Retained earnings, beginning of year        -         -         -
                                      -------   -------   -------
Retained earnings, end of year        $     -   $     -   $     -
                                      =======   =======   =======







See accompanying Notes to Financial Statements

Golden State Petroleum Transport Corporation
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

Statements of Cash Flows
for the years ended December 31, 2000, 1999 and 1998


                                         2000      1999      1998
Cash flows from operating activities
Net income                            $     -   $     -   $     -
Changes in assets and liabilities
    Decrease (increase) in
     accounts receivable                    -         -         -
    (Decrease) increase in
     accounts payable                       -         -         -
                                      -------   -------   -------
    Net cash provided by
     operating activities                   -         -         -
                                      -------   -------   -------
Cash flows from financing activities
    Capital contribution                    -         -         -
                                      -------   -------   -------
    Net cash provided by
     financing activities                   -         -         -
                                      -------   -------   -------
Cash at beginning of year                   2         2         2
                                      -------   -------   -------
Cash at end of year                   $     2   $     2   $     2
                                      =======   =======   =======






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

3.  ADOPTION OF NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 as amended by FAS 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognise all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is required to adopt SFAS 133 in the first quarter of fiscal year 2001. Management does not expect the initial adoption of SFAS 133 to have a material effect on the Company's operations or financial position.

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

Name               Age   Position with the Company

Tor Olav Troim     38    Director and President
Kate Blankenship   36    Director, Secretary, Chief Executive
                         Officer, Chief Financial Officer and
                         Chief Accounting Officer

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

TOR OLAV TROIM: Mr. Troim was appointed President of Golden State Petroleum Transport Corporation on July 30, 1998 and has been a Director of the Company since November 1, 1998. Mr. Troim serves as director and vice-president of Frontline Ltd. He also serves as a director of Frontline AB, a wholly-owned subsidiary of Frontline, and is a director of Frontline Management AS, which company supports Frontline Ltd. in the implementation of decisions made by the Board of Directors. Mr. Troim also serves as a consultant to Sea Tankers. He is a director of Aktiv Inkasso ASA and Northern Offshore ASA, both Norwegian publicly listed companies

KATE BLANKENSHIP: Mrs. Blankenship was appointed Secretary of the Company on July 30, 1998 and has been a Director, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Company since November 1, 1998. She joined Frontline Ltd. (formerly, London & Overseas Freighters Limited) in 1994 and serves as Chief Accounting Officer and Secretary. Mrs. Blankenship is a member of the Institute of Chartered Accountants in England and Wales.

Item 11.     Executive Compensation

None of the directors or executive officers of the Company receive any compensation in connection with their respective positions. The Company has not entered into any affiliate transactions, other than the original agency agreement for the issuance of the notes.

Item 12.     Security Ownership of Certain Beneficial Owners and
Management

The following table provides information as of March 22, 2001 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on March 22, 2001.

                      Beneficial Ownership

                     Name and                 Number
    Class of         address of               of        Percent
    Shares           Beneficial Owners        Shares    of Class

    Ordinary Shares  Hemen Holding Limited*   2         100%


___________________

* The issued and outstanding shares of the Company are owned by GSH. All of the issued and outstanding shares of GSH are owned by ITC. All of the issued and outstanding shares of ITC are owned by Hemen, a Cyprus company. Hemen is controlled by John Fredriksen, a resident of Cyprus and a citizen of Norway.


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

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Annual
Report:

1. Financial Statements

Report of Grant Thornton LLP, Independent Certified Public
Accountants

Balance Sheets at December 31, 2000 and 1999

Statements of Operations and Retained Earnings for the Years
Ended December 31, 2000, 1999 and 1998

Statements of Cash Flows for the Years Ended December 31, 2000,
1999 and 1998

Notes to Financial Statements

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

                                  Golden State Petroleum
                                  Transport Corporation
                                  ------------------------------
                                       (Registrant)

Date     March 30, 2001           By   /s/ Tor Olav Troim
    --------------------------       ---------------------------
                                       Tor Olav Troim
                                       President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date     March 30, 2001           By   /s/ Kate Blankenship
    --------------------------       ---------------------------
                                       Kate Blankenship
                                  Director, Chief Executive
                                  Officer, Chief Financial
                                  Officer, Chief Accounting
                                  Officer


Date     March 30, 2001           By   /s/ Tor Olav Troim
    --------------------------       ---------------------------
                                       Tor Olav Troim
                                       Director















                               15
02089007.AC0