Form 10-Q
period 2001-03-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2001-05-15
CIK 1038286

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q



(Mark One)
[ X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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


                            DELAWARE
 --------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)

                           13-392-7016
              ------------------------------------
              (I.R.S. Employer Identification No.)

      C/O FRONTLINE LTD., MERCURY HOUSE, 101 FRONT STREET,
                        HAMILTON, BERMUDA
      -----------------------------------------------------
            (Address of principal executive offices)


                         (441) 295-6935
      ----------------------------------------------------
      (Registrant's telephone number, including area code)

      ----------------------------------------------------
       (Former name, former address and former fiscal year
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X                                           No ------

                 PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements

Statements of Operations and Retained Earnings for the quarters ended March 31, 2001 and 2000

Balance Sheets as of March 31, 2001 and
December 31, 2000

Statements of Cash Flows for the quarters ended March 31, 2001 and 2000

Notes to Financial Statements

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS for the quarters ended March 31, 2001 and 2000
(Unaudited)



                                       2001           2000
Revenue

     Agency fees                       $    -         $    -
                                       ------         ------

Expenses

Transaction expenses                        -              -
                                       ------         ------

Net income                             $    -         $    -
                                       ======         ======

Retained earnings,
  beginning of period                       -              -
                                       ------         ------

Retained earnings,
  end of period                        $    -         $    -
                                       ======         ======

BALANCE SHEETS AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
(Unaudited)

                                       2001           2000

ASSETS
     Cash                              $    2         $    2
                                       ------         ------

     Total assets                      $    2         $    2
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
                                       ======         ======

STATEMENTS OF CASH FLOWS
for the quarters ended March 31, 2001 and 2000
(Unaudited)



                                       2001           2000

Cash flows from operating
  activities

Net income                             $    -         $    -

Change in operating assets
  and liabilities                           -              -
                                       ------         ------

     Net cash provided by
       operating activities                 -              -
                                       ------         ------

Cash flows from financing
  activities

     Capital contribution                   -              -
                                       ------         ------

     Net cash provided by
       financing activities                 -              -
                                       ------         ------

Cash at beginning of period                 2              2
                                       ------         ------

Cash at end of period                  $    2              2
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

Inapplicable

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

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

                   Golden State Petroleum Transport Corporation
                   --------------------------------------------
                                   (Registrant)

Date     May 7, 2001              By   /s/ Kate Blankenship
         -----------                   ----------------------
                                       Kate Blankenship
                                       Director and Secretary







































                                9
02089009.AE0