Form 10-Q
period 2001-06-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2001-08-13
CIK 1038286

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q



(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001

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

         Yes   X                       No

                 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Index to Financial Statements

Balance Sheets as of June 30, 2001 and December 31, 2000        4

Statements of Operations and Retained Earnings
for the quarters and six months ended June 30, 2001 and 2000    5

Statements of Cash Flows for the six months ended
June 30, 2001 and 2000                                          6

Notes to Financial Statements                                   7

BALANCE SHEETS AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
(Unaudited)

                                       JUNE 30,     DECEMBER 31,
                                       2001         2000

ASSETS
Cash                                   $       2    $       2

Accounts receivable                    -            -
                                       ---------    ---------
Total assets                           $       2    $       2
                                       =========    =========

LIABILITIES AND STOCKHOLDERS EQUITY

Accounts payable                       $       -    $       -
                                       ---------    ---------
Total liabilities                              -            -
                                       =========    =========
Stockholders Equity

Common stock, no par value;
100 shares authorized;
2 shares issued and outstanding                2            2
Retained earnings                              -            -
                                       --------     ---------

Total stockholders equity                      2            2
                                       ---------    ---------

Total liabilities and
stockholders equity                    $       2    $       2
                                       =========    =========

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS for the quarter and six months ended June 30, 2001 and 2000
(Unaudited)

                                   SIX                 SIX
                        QUARTER    MONTHS    QUARTER   MONTHS
                        ENDED      ENDED     ENDED     ENDED
                        JUNE 30,   JUNE 30,  JUNE 30,  JUNE 30,
                        2001       2001      2000      2000

REVENUE
    Agency fees         $     -    $     -   $     -   $     -
                        -------    -------   -------   -------

EXPENSES
    Transaction
    expenses                  -          -         -         -
                        -------    -------   -------   -------

NET INCOME              $     -    $     -   $     -   $     -
                        =======    =======   =======   =======

Retained earnings,
beginning of period           -          -         -         -
                        -------    -------   -------   -------

Retained earnings,
end of period           $     -    $     -   $     -   $     -
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

                             GOLDEN STATE PETROLEUM
                             TRANSPORT CORPORATION
                             --------------------------------
                                      (Registrant)

Date     August 10, 2001     By   /s/ Kate Blankenship
                                  ----------------------------
                                   Kate Blankenship
                                   Director and Secretary






































                                8
02089007.AC3