Form 10-Q
period 2001-09-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2001-11-14
CIK 1038286

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q



(Mark One)
   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2001

                               OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number   333-26227


          Golden State Petroleum Transport Corporation
----------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)


    Delaware                           13-392-7016
    -----------------------------      --------------------------
    (State or other jurisdiction       (I.R.S. Employer
    of incorporation                   Identification No.)
    or organization)

        c/o Frontline Ltd., Par-la-Ville Place, 4th Floor
          14 Par-la-Ville Road, Hamilton HM 08, Bermuda
----------------------------------------------------------------
            (Address of principal executive offices)


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

                   Yes X                No

                 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Index to Consolidated Financial Statements

Statements of Operations and Retained Earnings
for the quarters and nine months ended September
30, 2001 and 2000                                          3

Balance Sheets as of September 30, 2001 and
December 31, 2000                                          4

Statements of Cash Flows for the nine months ended
September 30, 2001 and 2000                                5

Notes to Financial Statements                              6

Statements of Operations and Retained Earnings for the quarter and nine months ended September 30, 2001 and 2000
(Unaudited)

                     Quarter     Nine months         Quarter     Nine months
                      ended            ended           ended           ended
              Sept. 30, 2001  Sept. 30, 2001  Sept. 30, 2000  Sept. 30, 2000

Revenue
  Agency fees         $    -          $    -          $    -          $    -
                      ------          ------          ------          ------

Expenses
  Transaction expenses     -               -               -               -
                      ------          ------          ------          ------

Net income            $    -          $    -          $    -          $    -
                      ======          ======          ======          ======

Retained earnings,
  beginning of period      -               -               -               -
                      ------          ------          ------          ------

Retained earnings,
  end of period       $    -          $    -          $    -          $    -
                      ======          ======          ======          ======

Balance Sheets as of September 30, 2001 and December 31, 2000
(Unaudited)

                            September 30,         December 31,
                                     2001                 2000

ASSETS

  Cash                             $    2               $    2
                                   ------               ------
  Accounts receivable                   -                    -
                                   ------               ------
Total assets                       $    2               $    2
                                   ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable                 $    -               $    -
                                   ------               ------

  Total liabilities                     -                    -
                                   ------               ------

Stockholders' equity

  Common stock, no par value;
  100 shares authorized;

  2 shares issued and outstanding       2                    2

  Retained earnings                     -                    -
                                   ------               ------

  Total stockholders' equity            2                    2
                                   ------               ------

  Total liabilities and
  stockholders' equity             $    2               $    2
                                   ======               ======

Statements of Cash Flows
for the nine months ended September 30, 2001 and 2000
(Unaudited)

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

                             Golden State Petroleum
                             Transport Corporation
                             ------------------------------
                             (Registrant)

Date   November 14, 2001     By  /s/ Kate Blankenship
                             ------------------------------
                             Kate Blankenship
                             Director and Secretary






































                                8
02089007.AC4