Form 10-K
period 2001-12-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2002-03-29
CIK 1038286

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2001
                         --------------------------------------------------

                                     OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                              ---------------------------------------------

Commission file number           333-26227
                      -----------------------------------------------------


                GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
---------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


             Delaware                                13-3927016
---------------------------------        ----------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)


c/o Frontline Ltd., Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda
-------------------------------------------------------------------------------
                  (Address of principal executive offices)


                               (441) 295-6935
---------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


       Title of each class                      Name of each exchange
                                                 on which registered

                None                                 Not applicable
---------------------------------        ----------------------------------

Securities registered or to be registered pursuant to section 12(g) of the Act.

                                    None
---------------------------------------------------------------------------
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X       No
        ----------     ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     [X]

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

                GOLDEN STATE PETROLEUM TRANSPORT CORPORATION

                                 FORM 10-K

TABLE OF CONTENTS
                                                                       PAGE

PART I

     Item 1.   Business...................................................1

     Item 2.   Properties.................................................1

     Item 3.   Legal Proceedings..........................................1

     Item 4.   Submission of Matters to a Vote of Security Holders........2


PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters........................................2

     Item 6.   Selected Financial Data....................................2

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................2

     Item 7(a)

               Quantitative and Qualitative disclosures about Market
               Risk.......................................................2

     Item 8.   Financial Statements and Supplementary Data................3

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................9


PART III

     Item 10.  Directors and Executive Officers of the Registrant........ 9

     Item 11.  Executive Compensation....................................10

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management................................................10

     Item 13.  Certain Relationships and Related Transactions............10


PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K..................................................11

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

ITEM 2.   PROPERTIES

The Company has no properties. On December 7, 1998, Golden State Petro (IOM I-A) PLC took delivery of a VLCC, the Frank A. Shrontz and on March 15, 1999, Golden State Petro (IOM I-B) PLC took delivery of a VLCC, the J. Bennett Johnson. Both of the Vessels acquired by the Owners are double-hull tankers, each of approximately 308,500 deadweight tonnes. The tanker industry describes vessels by deadweight tonnes. A deadweight tonne is a metric ton that is equivalent to 1,000 kilograms and refers to the maximum weight of cargo and supplies that a tanker can carry.

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

(b)  As of March 25,  2002 with  respect to the Common  Stock there was one
     (1) holder of record of the Registrant's Common Stock.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Report of Independent Certified Public Accountants                   4


     Balance Sheets as of December 31, 2001 and 2000                      5


     Statements of Operations  and Retained  Earnings for                 6
     the Years Ended December 31, 2001, 2000 and 1999


     Statements of Cash Flows for the Years Ended                         7
     December 31, 2001, 2000 and 1999


     Notes to Financial Statements                                        8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS
GOLDEN STATE PETROLEUM TRANSPORT CORPORATION


We have audited the accompanying balance sheets of Golden State Petroleum Transport Corporation, a wholly-owned subsidiary of Golden State Holdings I, Limited, as of December 31, 2001 and 2000 and the related statements of operations and retained earnings, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden State Petroleum Transport Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.



Grant Thornton LLP



New York, New York
March 25, 2002

GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000


                                                  2001       2000

ASSETS

   Cash                                                 $      2   $      2
                                                        --------   --------

   TOTAL ASSETS                                         $      2   $      2
                                                        ========   ========



LIABILITIES AND STOCKHOLDERS' EQUITY



   STOCKHOLDERS' EQUITY

   Common stock, no par value; 100 shares authorized;

   2 shares issued and outstanding                             2          2

   Retained earnings                                           -          -
                                                        --------   --------

   TOTAL STOCKHOLDERS' EQUITY                                  2          2
                                                        --------   --------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $      2   $      2
                                                        ========   ========


See accompanying Notes to Financial Statements

GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
(A wholly-owned subsidiary of Golden State Holdings I, Limited)


STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

for the years ended December 31, 2001, 2000 and 1999



                                           2001     2000     1999

REVENUE

   Agency fees                          $     -  $     -  $     -
                                        -------  -------  -------



EXPENSES

   Transaction expenses                       -        -        -
                                        -------  -------  -------



NET INCOME                              $     -  $     -  $     -
                                        =======  =======  =======



Retained earnings, beginning of year          -        -        -
                                        -------  -------  -------

Retained earnings, end of year          $     -  $     -  $     -
                                        =======  =======  =======


See accompanying Notes to Financial Statements

GOLDEN STATE PETROLEUM TRANSPORT CORPORATION
(A wholly-owned subsidiary of Golden State Holdings I, Limited)


STATEMENTS OF CASH FLOWS

for the years ended December 31, 2001, 2000 and 1999



                                           2001     2000     1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                              $     -  $     -  $     -

Changes in assets and liabilities

   Decrease (increase) in accounts
    receivable                                -        -        -

   (Decrease) increase in accounts
    payable                                   -        -        -
                                        -------  -------  -------

   Net cash provided by operating
    activities                                -        -        -
                                        -------  -------  -------

Cash flows from financing activities

   Capital contribution                       -        -        -
                                        -------  -------  -------

   Net cash provided by financing
    activities                                -        -        -
                                        -------  -------  -------

Cash at beginning of year                     2        2        2
                                        -------  -------  -------

Cash at end of year                     $     2  $     2  $     2
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

3.   ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 as amended by FAS 138, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognise all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company was required to adopt SFAS 133 in the first quarter of fiscal year 2001. Adoption of SFAS 133 had no material effect on the Company's operations or financial position.

4.   CAPITALIZATION

     The Company's capitalization is nominal and it has no source of income and has no direct employees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company does not have operations nor does it have any employees involved in management. The following table sets forth the name, age and principal position with the Company of each of its executive directors.

NAME                 AGE       POSITION WITH THE COMPANY

Tor Olav Tr0im        39       Director and President
Kate Blankenship      37       Director, Secretary, Chief Executive
                               Officer, Chief Financial Officer and Chief
                               Accounting Officer

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

TOR OLAV TR0IM: Mr. Tr0im was appointed President of Golden State Petroleum Transport Corporation on July 30, 1998 and has been a Director of the Company since November 1, 1998. Mr. Tr0im serves as director and vice-president of Frontline Ltd. He also serves as a director of Frontline AB, a wholly-owned subsidiary of Frontline, and is a director of Frontline Management AS, which company supports Frontline Ltd. in the implementation of decisions made by the Board of Directors. Mr. Tr0im also serves as a consultant to Sea Tankers. He is a director of Aktiv Inkasso ASA, Northern Oil ASA, both Norwegian Oslo Stock Exchange listed companies, and Northern Offshore Ltd., a Bermuda company listed on the Oslo Stock Exchange. Prior to his service with Frontline, from January 1992, Mr. Tr0im served as managing director and a member of the board of directors of DNO AS, a Norwegian Oil Company.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of March 22, 2002 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on March 22, 2002.

                            Beneficial Ownership


                        Name and                 Number
     Class of           address of               of             Percent
     Shares             Beneficial Owners        Shares         of Class
     ------             -----------------        ------         --------

     Ordinary Shares    Hemen Holding Limited1   2              100%


1 The issued and outstanding shares of the Company are owned by GSH. All of the issued and outstanding shares of GSH are owned by ITC. All of the issued and outstanding shares of ITC are owned by Hemen, a Cyprus company. Hemen is controlled by John Fredriksen, a resident of Cyprus and a citizen of Norway.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of January 31, 1999, each of the Owners has entered into a management agreement with an affiliate, Frontline. Frontline is a Bermuda company, whose ordinary shares trade on the new York Stock Exchange, London Stock Exchange and the Oslo Stock Exchange. Frontline provides administrative, vessel management and advisory services to the Owners. Frontline is an affiliate of Hemen. Hemen is the indirect parent of the Company and the Owners. Frontline's primary business is owning and operating vessels that transport crude oil and oil products.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements

Report of Grant Thornton LLP, Independent Certified Public Accountants

Balance Sheets at December 31, 2001 and 2000

Statements of Operations and Retained Earnings for the Years Ended December 31, 2001, 2000 and 1999

Statements  of Cash Flows for the Years Ended  December 31, 2001,  2000 and
1999

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

                               Golden State Petroleum Transport Corporation
                               --------------------------------------------
                                              (Registrant)

Date      March 28, 2002            By         /s/ Tor Olav Troim
    ---------------------------       -------------------------------------
                                                 Tor Olav Troim
                                                    President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date     March 28, 2002             By        /s/ Kate Blankenship
    ---------------------------       -------------------------------------
                                                 Kate Blankenship
                                        Director, Chief Executive Officer,
                                          Chief Financial Officer, Chief
                                                Accounting Officer


Date     March 28, 2002             By          /s/ Tor Olav Troim
    ---------------------------       -------------------------------------
                                                  Tor Olav Troim
                                                     Director