Form 10-Q
period 2002-03-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2002-05-15
CIK 1038286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)
[ X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2002
                              --------------------------------------------------
                                       OR
[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              --------------------------------------------------

Commission file number                             333-26227
                      ----------------------------------------------------------

                  Golden State Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                   13-392-7016
--------------------------------------       -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)


 c/o Frontline Ltd., Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (441) 295-6935
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes       X                         No
             --------------                     --------------

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Index to Consolidated Financial Statements

Statements of Operations and Retained Earnings
for the quarters ended March 31, 2002 and 2001                                3

Balance Sheets as of March 31, 2002 and December 31, 2001                     4

Statements of Cash Flows for the three months
  ended March 31, 2002 and 2001                                               5

Notes to Financial Statements                                                 6

Statements of Operations and Retained Earnings

For the quarter ended March 31, 2002 and 2001

(Unaudited)



                                                            2002           2001



Revenue

     Agency fees                                     $         -    $         -
                                                     -----------    -----------



Expenses

     Transaction expenses                                      -              -
                                                     -----------    -----------



Net income                                           $         -    $         -
                                                     ===========    ===========



Retained earnings, beginning of period                         -              -
                                                     -----------    -----------

Retained earnings, end of period                     $         -    $         -
                                                     ===========    ===========

Balance Sheets as of March 31, 2002 and December 31, 2001

(Unaudited)

                                                     March 31,     December 31,
                                                          2002             2001

Assets

     Cash                                        $           2           $    2

     Accounts receivable                                     -                -
                                                 -------------    -------------

     Total assets                                $           2    $           2
                                                 =============    =============



Liabilities and STOCKholders' equity

     Accounts payable                            $           -    $           -
                                                 -------------    -------------

     Total liabilities                                       -                -
                                                 -------------    -------------

Stockholders' equity

     Common stock, no par value;
       100 shares authorized;

     2 shares issued and outstanding                         2                2

     Retained earnings                                       -                -
                                                 -------------    -------------

     Total stockholders' equity                              2                2
                                                 -------------    -------------

     Total liabilities and
       stockholders' equity                      $           2    $           2
                                                 =============    =============

Statements of Cash Flows

For the quarters ended March 31, 2002 and 2001

(Unaudited)



                                                            2002           2001

Cash flows from operating activities

Net income                                           $         -    $         -

Change in operating assets and liabilities                     -              -
                                                     -----------    -----------

     Net cash provided by operating activities                 -              -
                                                     -----------    -----------

Cash flows from financing activities

     Capital contribution                                      -              -
                                                     -----------    -----------

     Net cash provided by financing activities                 -              -
                                                     -----------    -----------

Cash at beginning of period                                    2              2
                                                     -----------    -----------

Cash at end of period                                $         2    $         2
                                                     ===========    ===========

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

                                   Golden State Petroleum Transport Corporation
                                   --------------------------------------------
                                                (Registrant)

Date        May 14, 2002           By      /s/ Kate Blankenship
    ---------------------------      ------------------------------------------
                                                 Kate Blankenship
                                              Director and Secretary



#02089.0007 324228