Form 10-K
period 2002-12-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2003-03-28
CIK 1038286

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                      OR

|_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ____________________________________

Commission file number 333-26227

                 Golden State Petroleum Transport Corporation
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                                    13-3927016
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

c/o Frontline Ltd., Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda
------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (441) 295-6935
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

         Title of each class                      Name of each exchange
                                                   on which registered

-------------------------------------     ------------------------------------

Securities registered or to be registered pursuant to section 12(g) of the Act.


------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes |X|             No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     |X|

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

                 GOLDEN STATE PETROLEUM TRANSPORT CORPORATION

                                   FORM 10-K

TABLE OF CONTENTS
                                                                          Page
PART I

     Item 1.   Business......................................................1

     Item 2.   Properties....................................................1

     Item 3.   Legal Proceedings.............................................1

     Item 4.   Submission of Matters to a Vote of Security Holders...........2

PART II

     Item 5.   Market for Registrant's Common Equity
                and Related Stockholder Matters..............................2

     Item 6.   Selected Financial Data.......................................2

     Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................2

     Item 7(a) Quantitative  and Qualitative  disclosures
                about Market Risk ...........................................2

     Item 8.   Financial Statements and Supplementary Data...................3

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...........................9

PART III

     Item 10.  Directors  and  Executive  Officers of the
                Registrant ..................................................9

     Item 11.  Executive Compensation.......................................10

     Item 12.  Security Ownership of Certain Beneficial
                Owners and Management.......................................10

     Item 13.  Certain Relationships and Related Transactions ..............10

     Item 14.  Controls and Procedures .....................................10

PART IV

     Item 15.  Exhibits, Financial Statement Schedules
                and Reports on Form 8-K ....................................11

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

(b) As of March 21, 2003 with respect to the Common Stock there was one (1) holder of record of the Registrant's Common Stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Inapplicable.

Item 8. Financial Statements and Supplementary Data

     Report of Independent Certified Public Accountants                      4

     Balance Sheets as of December 31, 2002 and 2001                         5

     Statements of Operations and Retained Earnings for the Years Ended      6
     December 31, 2002, 2001 and 2000

     Statements of Cash Flows for the Years Ended                            7
     December 31, 2002, 2001 and 2000

     Notes to Financial Statements                                           8

Report of Independent Certified Public Accountants

To the Board of Directors
Golden State Petroleum Transport Corporation

We have audited the accompanying balance sheets of Golden State Petroleum Transport Corporation, a wholly-owned subsidiary of Golden State Holdings I, Limited, as of December 31, 2002 and 2001 and the related statements of operations and retained earnings, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden State Petroleum Transport Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.


Grant Thornton LLP

New York, New York
March 21, 2003

Golden State Petroleum Transport Corporation
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

Balance Sheets as of December 31, 2002 and 2001

                                                           2002        2001

Assets

   Cash                                               $       2   $       2
                                                      ---------   ---------

   Total assets                                       $       2   $       2
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
                                                      =========   =========

See accompanying Notes to Financial Statements

Golden State Petroleum Transport Corporation
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

Statements of Operations and Retained Earnings

for the years ended December 31, 2002, 2001 and 2000

                                                  2002       2001      2000

Revenue

   Agency fees                                 $     -   $      -   $     -
                                               -------   --------   -------

Expenses

   Transaction expenses                              -          -         -
                                               -------   --------   -------

Net income                                     $     -   $      -   $     -
                                               =======   ========   =======

Retained earnings, beginning of year                 -          -         -
                                               -------   --------   -------

Retained earnings, end of year                 $     -   $      -   $     -
                                               =======   ========   =======

See accompanying Notes to Financial Statements

Golden State Petroleum Transport Corporation
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

Statements of Cash Flows

for the years ended December 31, 2002, 2001 and 2000

                                                  2002       2001      2000

Cash flows from operating activities

Net income                                     $     -   $      -   $     -

   Net cash provided by operating activities         -          -         -

   Net cash provided by financing activities         -          -         -
                                               -------   --------   -------

Cash at beginning of year                            2          2         2
                                               -------   --------   -------

Cash at end of year                            $     2   $      2   $     2
                                               =======   ========   =======

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

     3. ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 2001, the U.S. Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" which requires the application of the purchase method in accounting for business combinations including the identification of the acquiring enterprise for each transaction. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and all business combinations accounted for by the purchase method that are completed after June 30, 2001. The adoption of SFAS No. 141 by the Company did not have any impact on the Company's consolidated financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 applies to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The adoption of SFAS No. 142 by the Company on January 1, 2002 did not have any impact on the Company's consolidated financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for the Asset Retirement Obligations". Under SFAS No. 143, an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. An entity shall subsequently allocate that asset retirement cost to expense using a systematic and rational method over its useful life. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset, with limited exceptions. SFAS No. 143 does not apply to obligations that arise solely from a plan to dispose of a long-lived asset, nor does it apply to obligations that result from the improper operation of an asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not expect that the adoption of the SFAS No. 143 on January 1, 2003 will have a material effect on the Company's consolidated financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and to develop a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. Additionally, the standard expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 by the Company on January 1, 2002 did not have any impact on the Company's consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to lease accounting are effective for transactions occurring after May 15, 2002 and the changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. The impact of adopting the provisions related to lease accounting did not have a material impact on the Company's financial position or results of operations. The Company early adopted the provisions related to debt extinguishments during the year ended December 31, 2002. The adoption did not have a material impact on the Company's financial position or results of operations.

     In June  2002,  the FASB  issued  SFAS No.  146,  "Accounting  for  Costs
     Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The impact of the adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

     SFAS No. 147, "Acquisitions of Certain Financial Institutions," was issued in October 2002. SFAS 147 addresses acquisitions of financial institutions and intangible assets associated with financial institutions. The provisions of SFAS 147 call for acquisitions of financial institutions to be accounted for in accordance with SFAS 141 and 142 and intangible assets associated with financial institutions to be accounted for in accordance with SFAS 144. SFAS 147 is effective for such activities as of October 1, 2002. The adoption of SFAS 147 did not have a material impact on the Company's consolidated financial statements.

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on its financial statements.

     In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes that adoption of the recognition and measurement provisions of Interpretation 46 will not have a material impact on its financial statements.

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

Name                 Age   Position with the Company

Tor Olav Troim       40    Director and President
Kate Blankenship     38    Director, Secretary, Chief Executive Officer, Chief
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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of March 21, 2003 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on March 21, 2003.

                             Beneficial Ownership

                          Name and                  Number
     Class of             address of                of                Percent
     Shares               Beneficial Owners         Shares            of Class
     ------               -----------------         ------            --------

     Ordinary Shares      Hemen Holding Limited(1)  2                 100%

---------
     (1) The issued and outstanding shares of the Company are owned by GSH. All of the issued and outstanding shares of GSH are owned by ITC. All of the issued and outstanding shares of ITC are owned by Hemen, a Cyprus company. Hemen is controlled by John Fredriksen, a resident of Cyprus and a citizen of Norway.

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

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's manager Frontline, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them timely to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission (SEC) filings.

(b) Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements

Report of Grant Thornton LLP, Independent Certified Public Accountants

Balance Sheets at December 31, 2002 and 2001

Statements of Operations and Retained Earnings for the Years Ended December 31, 2002, 2001 and 2000

Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Financial Statements

Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                  Golden State Petroleum Transport Corporation
                                  (Registrant)


Date March 28, 2003               By /s/ Tor Olav TROIM
                                  Tor Olav TROIM
                                  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date March 28, 2003               By /s/ Kate Blankenship
                                  Kate Blankenship
                                  Director, Chief Executive Officer, Chief
                                  Financial Officer, Chief Accounting Officer


Date March 28, 2003               By /s/ Tor Olav Troim
                                  Tor Olav Troim
                                  Director

CERTIFICATION OF THE PRESIDENT I, Tor Olav Troim, certify that:

1. I have reviewed this annual report on Form 10-K of Golden State Petroleum Transport Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Tor Olav Troim
-----------------------
Tor Olav Troim

President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kate Blankenship, certify that:

1. I have reviewed this annual report on Form 10-K of Golden State Petroleum Transport Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Kate Blankenship
-----------------------
Kate Blankenship
Chief Financial Officer

Exhibit 99.1

CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly represents, in all material respects, the financial condition and results of operations of Golden State Petroleum Transport Corporation.


/s/ Tor Olav Troim
-----------------------
Tor Olav Troim

President


/s/ Kate Blankenship
-----------------------
Kate Blankenship

Chief Financial Officer

Date: March 28, 2003

02089.0007 #394891