Form 10-Q
period 2003-03-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2003-05-15
CIK 1038286

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       March 31, 2003
------------------------------------------------------------------------------

                                      OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
------------------------------------------------------------------------------


Commission file number             333-26227
------------------------------------------------------------------------------

                 Golden State Petroleum Transport Corporation
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


Delaware                                            13-392-7016
-------------------------------             ----------------------------------
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



------------------------------------------------------------------------------
            (Former name, former address and former fiscal year if
                          changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X               No
         --------               --------

                                     Index


                         Part I    Financial Information

Item 1    Financial Statements

Item 4    Controls and Procedures

                        Part II   Other Information

Item 6    Exhibits and Reports on Form 8-K

Signatures


Omitted items are not applicable

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Index to Consolidated Financial Statements

Statements of Operations and Retained Earnings
for the quarters ended March 31, 2003 and 2002               4

Balance Sheets as of March 31, 2003
and December 31, 2002                                        5

Statements of Cash Flows for the three months ended
 March 31, 2003 and 2002                                     6

Statements of Operations and Retained Earnings

For the quarter ended March 31, 2003 and 2002

(Unaudited)


                                                             2003      2002


Revenue

   Agency fees                                           $      -   $      -
                                                         --------   --------



Expenses

   Transaction expenses                                         -          -
                                                         --------   --------



Net income                                               $      -   $      -
                                                         ========   ========



Retained earnings, beginning of period                   $      -   $      -
                                                         --------   --------

Retained earnings, end of period                         $      -   $      -
                                                         ========   ========

Balance Sheets as of March 31, 2003 and December 31, 2002

(Unaudited)

                                                       March 31,  December 31,

                                                             2003       2002

ASETS

   Cash                                                 $       2   $      2

   Accounts receivable                                          -          -
                                                        ---------  ---------

   Total assets                                         $       2   $      2
                                                        =========   ========



LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                     $       -   $      -
                                                        ---------   --------

   Total liabilities                                            -          -
                                                        ---------   --------

Stockholders' equity

   Common stock, no par value; 100 shares authorized;

   2 shares issued and outstanding                              2          2

   Retained earnings                                            -          -
                                                        ---------   --------

   Total stockholders' equity                                   2          2
                                                        ---------   --------

   Total liabilities and stockholders' equity           $       2   $      2
                                                        ==========  ========

Statements of Cash Flows

For the quarters ended March 31, 2003 and 2002

(Unaudited)


                                                             2003      2002

Cash flows from operating activities

Net income                                               $      -   $      -

Change in operating assets and liabilities                      -          -
                                                         ---------  --------

   Net cash provided by operating activities                    -          -
                                                         ---------  --------
Cash flows from financing activities

   Capital contribution                                          -         -
                                                         ---------  --------

   Net cash provided by financing activities                     -         -
                                                         ---------  --------

Cash at beginning of period                                     2          2
                                                         ---------  --------

Cash at end of period                                    $      2   $      2
                                                         =========  ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Inapplicable

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Inapplicable

Item 4. - Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's manager Frontline Ltd, including the Company's President and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Treasurer concluded that the Company's disclosure controls and procedures are effective in alerting them timely to material information relating to the Company required to be included in the Company's periodic SEC filings.

(b)  Changes in internal controls

     Therehave been no significant changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

Inapplicable

Item 3. Defaults Upon Senior Securities.

Inapplicable

Item 4. Submission of Matters to a Vote of Security Holders.

Inapplicable

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits and reports to be filed

         Exhibit                              Description
         -------                              -----------

          99.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          99.3 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

The Company has not filed any current reports on Form 8-K with the SEC during the last quarter of the fiscal period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Golden State Petroleum Transport Corporation
--------------------------------------------
            (Registrant)



By    /s/ Kate Blankenship
      --------------------
      Kate Blankenship
      Director, Treasurer and Secretary


By    /s/ Tor Olav Troim
      ------------------
      Tor Olav Troim
      President



Date  May 15, 2003
      ------------

                                                                    Ex. 99.1



     CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I,   Tor Olav Troim, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Golden State Petroleum Transport Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: May 15, 2003


   /s/Tor Olav Troim
   -----------------
   Tor Olav Troim
   President

                                                                    Ex. 99.2

     CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I,   Kate Blankenship, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Golden State Petroleum Transport Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: May 15, 2003


   /s/Kate Blankenship
   -------------------
   Kate Blankenship
   Treasurer

                                                                    Ex. 99.3


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



   /s/ Tor Olav Troim
   ------------------
   Tor Olav Troim
   President
   (Chief Executive Officer)



   /s/Kate Blankenship
   -------------------
   Kate Blankenship
   Treasurer
   (Chief Financial Officer)


   Date: May 15, 2003





02089.0007 #404666