Form 10-Q
period 2003-06-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2003-08-13
CIK 1038286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)
[ X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2003
                              --------------------------------------------------
                                       OR
[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------------------------------------

Commission file number                          333-26227
                      ----------------------------------------------------------

                  Golden State Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                        13-392-7016
---------------------------------                    -------------------
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

          Yes       X                         No
             ---------------                    ---------------

                                      Index


                          Part I Financial Information

Item 1     Financial Statements

Item 4     Controls and Procedures

                         Part II Other Information

Item 6     Exhibits and Reports on Form 8-K

Signatures


Omitted items are not applicable

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Index to Consolidated Financial Statements

Statements of Operations and Retained Earnings
for the quarters ended June 30, 2003 and 2002                                  4

Balance Sheets as of June 30, 2003 and December 31, 2002                       5

Statements of Cash Flows for the three months ended June 30, 2003 and 2002     6

Statements of Operations and Retained Earnings
For the quarter ended June, 2003 and 2002
(Unaudited)

                                                         2003           2002



Revenue

     Agency fees                                     $          -   $          -
                                                     ------------   ------------


Expenses
     Transaction expenses                                       -              -
                                                     ------------   ------------


Net income                                           $          -   $          -
                                                     ============   ============


Retained earnings, beginning of period                          -              -
                                                     ------------   ------------
Retained earnings, end of period                     $          -   $          -
                                                     ============   ============

Balance Sheets as of June 30, 2003 and December 31, 2002
(Unaudited)

                                                         June 30,   December 31,
                                                             2003           2002

Assets

     Cash                                            $          2   $          2
     Accounts receivable                                        -              -
                                                     ------------   ------------
     Total assets                                    $          2   $          2
                                                     ============   ============


Liabilities and STOCKholders' equity

     Accounts payable                                $          -   $          -
                                                     ------------   ------------
     Total liabilities                                          -              -
                                                     ------------   ------------

Stockholders' equity
     Common stock, no par value; 100 shares authorized;
     2 shares issued and outstanding                            2              2
     Retained earnings                                          -              -
                                                     ------------   ------------
     Total stockholders' equity                                 2              2
                                                     ------------   ------------
     Total liabilities and stockholders' equity      $          2   $          2
                                                     ============   ============

Statements of Cash Flows
For the quarters ended June 30, 2003 and 2002
(Unaudited)


                                                         2003           2002

Cash flows from operating activities
Net income                                           $          -   $          -
Change in operating assets and liabilities                      -              -
                                                     ------------   ------------
     Net cash provided by operating activities                  -              -
                                                     ------------   ------------
Cash flows from financing activities
     Capital contribution                                       -              -
                                                     ------------   ------------
     Net cash provided by financing activities                  -              -
                                                     ------------   ------------
Cash at beginning of period                                     2              2
                                                     ------------   ------------
Cash at end of period                                $          2   $          2
                                                     ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Inapplicable

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Inapplicable

Item 4. - Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of management, including the Company's Principal Executive Officer and its Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Principal Executive Officer and its Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them at a reasonable assurance level to material information relating to the Company required to be included in its periodic Securities Exchange Commission filings. There have been no significant changes in the Company's internal controls that could significantly affect internal controls subsequent to the date of their evaluation.


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

Inapplicable

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits and reports to be filed

           Exhibit                     Description
           -------                     -----------

           31.1   Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2   Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1   Certification of Principal Executive Officer pursuant to
                  18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


Golden State Petroleum Transport Corporation
--------------------------------------------
              (Registrant)



By    /s/ Kate Blankenship
  ---------------------------
      Kate Blankenship
      Director, Treasurer and Secretary


By   /s/ Tor Olav Troim
  ---------------------------
     Tor Olav Troim
     President



Date     August 13, 2003
    -------------------------


02089.0007 #423031