Form 10-Q
period 2003-09-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2004-03-30
CIK 1038286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2003
                              --------------------------------------------------

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


                  Golden State Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                      13-392-7016
-------------------------------                -------------------------------
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

                         Yes  X                   No
                            -----                   -----

                                      Index


                          Part I Financial Information

Item 1      Financial Statements

Item 4      Controls and Procedures

                            Part II Other Information

Item 6      Exhibits and Reports on Form 8-K

Signatures


Omitted items are not applicable

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Index to Consolidated Financial Statements

Statements of Operations and Retained Earnings
for the quarters ended September 30, 2003 and 2002                      4

Balance Sheets as of September 30, 2003 and December 31, 2002           5

Statements of Cash Flows for the three months ended
September 30, 2003 and 2002                                             6

Statements of Operations and Retained Earnings
For the quarter ended September 30, 2003 and 2002
(Unaudited)


                                                 2003        2002

Revenue
    Agency fees                                $       -   $       -
                                               ---------   ---------

Expenses
    Transaction expenses                               -           -
                                               ---------   ---------

Net income                                     $       -   $       -
                                               =========   =========

Retained earnings, beginning of period                 -           -
                                               ---------   ---------

Retained earnings, end of period               $       -   $       -
                                               =========   =========

Balance Sheets as of September 30, 2003 and December 31, 2002
(Unaudited)

                                             September 30,  December 31,

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

For the quarters ended September 30, 2003 and 2002

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

Inapplicable

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits and reports to be filed

Exhibit                     Description
-------                     -----------

31.1      Certification  of Chief Executive  Officer  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification  of Chief Financial  Officer  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certifications  of Chief  Executive  Officer  and Chief
          Financial  Officer pursuant to 18 U.S.C.  Section 1350,
          as   adopted   pursuant   to   Section   906   of   the
          Sarbanes-Oxley Act of 2002.

32.2      Certifications  of Chief  Financial  Officer  and Chief
          Financial  Officer pursuant to 18 U.S.C.  Section 1350,
          as   adopted   pursuant   to   Section   906   of   the
          Sarbanes-Oxley Act of 2002.


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


Golden State Petroleum Transport Corporation
--------------------------------------------
                (Registrant)


By /s/  Kate Blankenship
   ---------------------
        Kate Blankenship
        Director, Treasurer and Secretary


By  /s/ Tor Olav Troim
    ------------------
        Tor Olav Troim
        President


Date  March 30, 2004
      --------------



02089.0007 #475106