Form 10-K
period 2003-12-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2004-03-31
CIK 1038286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2003

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number             333-26227

                  Golden State Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                       13-3927016
-------------------------------             ------------------------------------
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

--------------------------------------      ------------------------------------

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

                  GOLDEN STATE PETROLEUM TRANSPORT CORPORATION

                                    FORM 10-K

TABLE OF CONTENTS
                                                                            Page
PART I

      Item 1.  Business                                                       1

      Item 2.  Properties                                                     1

      Item 3.  Legal Proceedings                                              1

      Item 4.  Submission of Matters to a Vote of Security Holders            1

PART II

      Item 5.  Market for Registrant's Common Equity
               and Related Stockholder Matters                                2

      Item 6.  Selected Financial Data                                        2

      Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            2

      Item 7A  Quantitative and Qualitative disclosures about Market Risk     2

      Item 8.  Financial Statements and Supplementary Data                    3

      Item 9.  Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                       9

      Item 9A  Controls and Procedures                                        9

PART III

      Item 10. Directors and Executive Officers of the Registrant             9

      Item 11. Executive Compensation                                        10

      Item 12. Security Ownership of Certain Beneficial
               Owners and Management                                         10

      Item 13. Certain Relationships and Related Transactions                10

      Item 14. Principal Accountant Fees and Services                        10

PART IV

      Item 15. Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                                       11

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

Golden State Holdings I, Limited ("GSH"), an Isle of Man company, is the owner of all of the issued and outstanding shares of the Company and the Owners. Golden State Holdings is a wholly-owned subsidiary of Independent Tankers Corporation, a Cayman Islands company ("ITC") which is itself a wholly-owned subsidiary of Hemen Holding Limited, a Liberian company. Hemen is the principal shareholder of Frontline Ltd and is indirectly controlled by Mr. John Fredriksen. Frontline, through its wholly-owned subsidiary, Golden Ocean Group Ltd., has an option to acquire all of the shares of Independent Tankers Corporation from Hemen Holding Limited. This option may be exercised at any time up to July 1, 2010.

Pursuant to a management agreement between each of the Owners and Frontline, Frontline provides administrative, management and advisory services to the Owners at an annual fee of $50,000 each, payable semi-annually. All cost of administering the Owners and the Company are payable by Frontline from the management fee. The management agreement is effective until termination by either party upon 30 days prior written notice.

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

Item 2. Properties

The Company has no properties. On December 7, 1998, Golden State Petro (IOM I-A) PLC took delivery of a newbuilding VLCC, the "Antares Voyager" (formerly named "Frank A. Shrontz") and on March 15, 1999, Golden State Petro (IOM I-B) PLC took delivery of a newbuilding VLCC, the "Phoenix Voyager" (formerly named "J. Bennett Johnson"). Both of the Vessels acquired by the Owners are double-hull tankers, each of approximately 308,500 deadweight tonnes. The tanker industry describes vessels by deadweight tonnes. A deadweight tonne is a metric ton that is equivalent to 1,000 kilograms and refers to the maximum weight of cargo and supplies that a tanker can carry.

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

(b) As of March 29, 2004 with respect to the Common Stock there was one (1) holder of record of the Registrant's Common Stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Inapplicable.

Item 8. Financial Statements and Supplementary Data

     Report of Independent Certified Public Accountants                      4

     Balance Sheets as of December 31, 2003 and 2002                         5

     Statements of Operations and Retained Earnings for the                  6
     Years Ended December 31, 2003, 2002 and 2001

     Statements of Cash Flows for the Years Ended December 31,               7
     2003, 2002 and 2001

    Notes to Financial Statements                                            8

Report of Independent Certified Public Accountants

To the Board of Directors
Golden State Petroleum Transport Corporation

We have audited the accompanying balance sheets of Golden State Petroleum Transport Corporation, a wholly-owned subsidiary of Golden State Holdings I, Limited, as of December 31, 2003 and 2002 and the related statements of operations and retained earnings, and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden State Petroleum Transport Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

New York, New York
March 26, 2004

Golden State Petroleum Transport Corporation
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

Balance Sheets as of December 31, 2003 and 2002

                                                             2003       2002

Assets

    Cash                                                 $      2   $      2
                                                         --------   --------

    Total assets                                         $      2   $      2
                                                         ========   ========

Liabilities and STOCKholder's equity

    Stockholder's equity

    Common stock, no par value; 100 shares authorized;

    2 shares issued and outstanding                             2          2

    Retained earnings                                          --         --
                                                         --------   --------

    Total stockholder's equity                                  2          2
                                                         --------   --------

    Total liabilities and stockholder's equity           $      2   $      2
                                                         ========   ========

See accompanying Notes to Financial Statements

Golden State Petroleum Transport Corporation
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

Statements of Operations and Retained Earnings

for the years ended December 31, 2003, 2002 and 2001

                                                      2003       2002       2001

Revenue

    Agency fees                                   $     --   $     --   $     --
                                                  --------   --------   --------

Expenses

    Transaction expenses                                --         --         --
                                                  --------   --------   --------

Net income                                        $     --   $     --   $     --
                                                  ========   ========   ========

Retained earnings, beginning of year                    --         --         --
                                                  --------   --------   --------

Retained earnings, end of year                    $     --   $     --   $     --
                                                  ========   ========   ========

See accompanying Notes to Financial Statements

Golden State Petroleum Transport Corporation
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

Statements of Cash Flows

for the years ended December 31, 2003, 2002 and 2001

                                                    2003       2002       2001

Cash flows from operating activities

Net income                                      $     --   $     --   $     --

    Net cash provided by operating activities         --         --         --

    Net cash provided by financing activities         --         --         --
                                                --------   --------   --------

Cash at beginning of year                              2          2          2
                                                --------   --------   --------

Cash at end of year                             $      2   $      2   $      2
                                                ========   ========   ========

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

2.   ADOPTION OF NEW ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued Interpretation 46 Revised, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be combined by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply in the first fiscal year or interim period ending after December 15, 2003 to variable interest entities created after January 31, 2003. The consolidation requirements apply in the first fiscal year or interim period ending after December 15, 2003 for "Special Purpose Entities" created before January 31, 2003. The consolidation requirements apply in the first fiscal year or interim period ending after March 15, 2004 for other entities created before January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of Interpretation 46R will not have a material impact on the Company's financial statements.

3.   CAPITALIZATION

     The Company's capitalization is nominal and it has no source of income and has no direct employees.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No  changes  were made to,  nor was there any  disagreement  with the  Company's
independent   auditors   regarding,   the  Company's   accounting  or  financial
disclosure.

Item 9A. Controls and Procedures

The Company's management, with the participation of the Owners' manager Frontline Ltd, including the Company's President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003.

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

Name                Age      Position with the Company

Tor Olav Tr0im      41       Director and President
Kate Blankenship    39       Director, Secretary, Chief Executive Officer, Chief
                             Financial Officer and Chief Accounting Officer

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

TOR OLAV TR0IM: Mr. Tr0im was appointed President of Golden State Petroleum Transport Corporation on July 30, 1998 and has been a Director of the Company since November 1, 1998. Mr. Tr0im serves as director and vice-president of Frontline Ltd. Mr. Tr0im is a director of Aktiv Inkasso ASA and Northern Oil ASA, both Norwegian Oslo Stock Exchange listed companies and Northern Offshore Ltd., a Bermuda company listed on the Oslo Stock Exchange. Mr. Tr0im is also a director, Vice-President and Chief Executive Officer of Golar LNG Limited, a Bermuda company publicly listed on Nasdaq and the Oslo Stock Exchange. Prior to his service with Frontline, from January 1992, Mr. Tr0im served as managing director and a member of the board of directors of DNO AS, a Norwegian Oil Company.

KATE BLANKENSHIP: Mrs. Blankenship was appointed Secretary of the Company on July 30, 1998 and has been a Director, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Company since November 1, 1998. She joined Frontline Ltd. (formerly, London & Overseas Freighters Limited) in 1994 and serves as a Director, the Chief Accounting Officer and Secretary. Mrs. Blankenship is also a director and the Secretary of Golar LNG Limited. Mrs Blankenship is a member of the Institute of Chartered Accountants in England and Wales.

The Company's equity is neither listed nor publicly traded. The equity is held by one beneficial holder, Hemen Holding Limited. The Owners obligations toward their bondholders are set out in detail in covenants contained in the Indenture for their Notes. Accordingly the Company's Board of Directors has determined that the roles played by an audit committee or business code of ethics would have no applicability to the Company.

Item 11. Executive Compensation

None of the directors or executive officers of the Company receive any compensation in connection with their respective positions. The Company has not entered into any affiliate transactions, other than the original agency agreement for the issuance of the notes.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of March 29, 2004 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on March 29, 2004.

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

(1) The issued and outstanding shares of the Company are owned by Golden State Holdings I, Limited. All of the issued and outstanding shares of Golden State Holdings are owned by Independent Tankers Corporation. All of the issued and outstanding shares of Independent Tankers Corporation are owned by Hemen, a Liberian corporation. Hemen is controlled by John Fredriksen, a resident of Cyprus and a citizen of Norway.

Item 13. Certain Relationships and Related Transactions

As of January 31, 1999, each of the Owners has entered into a management agreement with an affiliate, Frontline Ltd. Frontline is a Bermuda company, whose ordinary shares trade on the New York Stock Exchange, London Stock Exchange and the Oslo Stock Exchange. Frontline provides administrative, vessel management and advisory services to the Owners. Frontline is an affiliate of Hemen. Hemen is the indirect parent of the Company and the Owners. Frontline's primary business is owning and operating vessels that transport crude oil and oil products.

Some of the oil tankers owned by Frontline may operate in competition with the Vessels. When the charters with the Initial Charterer end, Frontline might have a conflict of interest between its duties as manager of the Owners and the Vessels, and its interests as a competing tanker owner.

Item 14. Principal Accountant Fees and Services

We have engaged Grant Thornton LLP as our principal accountant. The following table summarizes fees we have paid Grant Thornton LLP for independent auditing, tax and related services for each of the last two fiscal years:

                                                2003                 2002
     (in thousands of US dollars)
     Audit fees (1)                             3,200                2,750
     Audit-related fees (2)                     n/a                  n/a
     Tax fees (3)                               n/a                  n/a
     All other fees (4)                         n/a                  n/a

(1) Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements or (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report on Form 10-K.

(2) Audit-related fees represent amounts we were billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews. This category primarily includes services relating to internal control assessments and accounting-related consulting.

(3) Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning.

(4) All other fees represent amounts we were billed in each of the years presented for services not classifiable under the other categories listed in the table above. Grant Thornton LLP rendered no such services during the last two years.

The engagement of the Company's auditor is approved by the full Board of Directors in advance of the engagement.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements

Report of Grant Thornton LLP, Independent Certified Public Accountants

Balance Sheets at December 31, 2003 and 2002

Statements of Operations and Retained Earnings for the Years Ended December 31, 2003, 2002 and 2001

Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

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

                  Golden State Petroleum Transport Corporation
                  (Registrant)

Date  March 31, 2004         By  /s/ Tor Olav Tr0im
                             -----------------------------
                             Tor Olav Tr0im
                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date  March 31, 2004         By  /s/ Kate Blankenship
                             -----------------------------
                             Kate Blankenship
                             Director, Chief Executive Officer, Chief Financial
                             Officer, Chief Accounting Officer

Date  March 31, 2004         By  /s/ Tor Olav Tr0im
                             -----------------------------
                             Tor Olav Tr0im
                             Director