Form 10-Q
period 2004-03-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2004-05-14
CIK 1038286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2004
                              --------------------------------------------------

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

                  Golden State Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                      13-392-7016
--------------------------------             -----------------------------------
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

                      Yes      [X]               No    [_]

                                      Index


                     Part I     Financial Information

Item 1 Financial Statements

Item 4 Controls and Procedures

                     Part II    Other Information

Item 6 Exhibits and Reports on Form 8-K

Signatures


Omitted items are not applicable

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Index to Consolidated Financial Statements

Statements of Operations and Retained Earnings
for the quarters ended March 31, 2004 and 2003                                 4

Balance Sheets as of March 31, 2004 and December 31, 2003                      5

Statements of Cash Flows for the three months ended March 31, 2004 and 2003    6

Notes to the Financial Statements                                              7

Statements of Operations and Retained Earnings

For the quarter ended March 31, 2004 and 2003

(Unaudited)



                                                             2004      2003



Revenue

   Agency fees                                           $      -   $     -
                                                         --------   -------


Expenses

   Transaction expenses                                         -         -
                                                         --------   -------


Net income                                               $      -   $     -
                                                         ========   ========


Retained earnings, beginning of period                          -         -
                                                         --------   -------

Retained earnings, end of period                         $      -   $     -
                                                         ========   ========





See accompanying Notes to Financial Statements

Balance Sheets as of March 31, 2004 and December 31, 2003

(Unaudited)

                                                      March 31,  December 31,

                                                           2004        2003

ASSETS

   Cash                                                 $      2   $      2

   Accounts receivable                                         -          -
                                                        --------   --------
   Total assets                                         $      2   $      2
                                                        ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                     $      -   $      -
                                                        --------   --------
   Total liabilities                                           -          -
                                                        --------   --------

STOCKHOLDERS' EQUITY

   Common stock, no par value; 100 shares authorized;

   2 shares issued and outstanding                             2          2

   Retained earnings                                           -          -
                                                        --------   --------
   Total stockholders' equity                                  2          2
                                                        --------   --------
   Total liabilities and stockholders' equity           $      2   $      2
                                                        =========  ========





See accompanying Notes to Financial Statements

Statements of Cash Flows

For the quarters ended March 31, 2004 and 2003

(Unaudited)



                                                            2004       2003

Cash flows from operating activities

Net income                                              $      -   $      -

Change in operating assets and liabilities                     -          -
                                                        --------   --------
   Net cash provided by operating activities                   -          -
                                                        --------   --------

Cash flows from financing activities

   Capital contribution                                        -          -
                                                        --------   --------
   Net cash provided by financing activities                   -          -
                                                        --------   --------
Cash at beginning of period                                    2          2
                                                        --------   --------
Cash at end of period                                   $      2   $      2
                                                        ========   ========





See accompanying Notes to Financial Statements

Notes to the Financial Statements

The interim financial statements of Golden State Petroleum Transport Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

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


Golden State Petroleum Transport Corporation
--------------------------------------------
            (Registrant)



By    /s/ Kate Blankenship
      ------------------------
      Kate Blankenship
      Director, Treasurer and Secretary


By    /s/ Tor Olav Tr0im
      -------------------------
      Tor Olav Tr0im
      President


Date May 14, 2004


02089.0007 #486339