Form 10-Q
period 2004-06-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2004-08-13
CIK 1038286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2004
                              --------------------------------------------------

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


                  Golden State Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                       13-392-7016
--------------------------------            ------------------------------------
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

       Yes   X                   No
          --------                 ---------

                                      Index


                          Part I Financial Information

Item 1 Financial Statements

Item 4 Controls and Procedures

                            Part II Other Information

Item 6 Exhibits and Reports on Form 8-K

Signatures


Omitted items are not applicable

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Consolidated Financial Statements

Statements of Operations and Retained Earnings
for the quarters ended June 30, 2004 and 2003                                 4

Balance Sheets as of June 30, 2004 and December 31, 2003                      5

Statements of Cash Flows for the three months ended
   June 30, 2004 and 2003                                                     6

Notes to the Financial Statements                                             7

Statements of Operations and Retained Earnings

For the quarter ended June 30, 2004 and 2003
(Unaudited)


                                                        2004        2003

Revenue

    Agency fees                                       $       -   $       -
                                                      ---------   ---------

Expenses

    Transaction expenses                                      -           -
                                                      ---------   ---------

Net income                                            $       -   $       -
                                                      =========   =========

Retained earnings, beginning of period                        -           -
                                                      ---------   ---------

Retained earnings, end of period                      $       -   $       -
                                                      =========   =========



See accompanying Notes to Financial Statements

Balance Sheets as of June 30, 2004 and December 31, 2003

(Unaudited)

                                                        June 30,  December 31,

                                                            2004          2003

Assets

 Cash                                                 $         2    $        2

 Accounts receivable                                            -             -
                                                      -----------    ----------

 Total assets                                         $         2    $        2
                                                      ===========    ==========



Liabilities and Stockholders' equity

 Accounts payable                                     $         -    $        -
                                                      -----------    ----------

 Total liabilities                                              -             -
                                                      -----------    ----------

Stockholders' equity

 Common stock, no par value; 100 shares authorized;

 2 shares issued and outstanding                                2             2

 Retained earnings                                              -             -
                                                      -----------    ----------

 Total stockholders' equity                                     2             2
                                                      -----------    ----------

 Total liabilities and stockholders' equity           $         2    $        2
                                                      ===========    ==========

See accompanying Notes to Financial Statements

Statements of Cash Flows

For the quarters ended June 30, 2004 and 2003

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

(a)  Exhibits and reports to be filed

 Exhibit                                      Description

 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1          Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

 32.2          Certification  of Chief Financial  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

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


Golden State Petroleum Transport Corporation
--------------------------------------------
                (Registrant)



By /s/ Kate Blankenship
   --------------------
       Kate Blankenship
   Director, Treasurer and Secretary


By  /s/ Tor Olav Tr0im
    ------------------
        Tor Olav Tr0im
        President



Date August 12, 2004


02089.0007 #505607