Form 10-Q
period 2004-09-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2004-11-16
CIK 1038286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            September 30, 2004
                              --------------------------------------------------

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

                  Golden State Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       Delaware                                        13-392-7016
---------------------------------          -------------------------------------
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

                        Yes [X]               No [_]

                                      Index


                            Part I Financial Information

Item 1    Financial Statements

Item 4    Controls and Procedures

                           Part II Other Information

Item 6    Exhibits and Reports on Form 8-K

Signatures


Omitted items are not applicable

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Index to Consolidated Financial Statements

Statements of Operations and Retained Earnings
for the quarters ended September 30, 2004 and 2003                   4

Balance Sheets as of September 30, 2004 and December 31, 2003        5

Statements  of Cash Flows for the three  months ended
September  30, 2004 and 2003                                         6

Notes to the Financial Statements                                    7

Statements of Operations and Retained Earnings

For the quarter ended September 30, 2004 and 2003
(Unaudited)


                                                          2004       2003
                                                          ----       ----

Revenue

   Agency fees                                           $      -   $     -
                                                         --------   -------

Expenses

   Transaction expenses                                         -         -
                                                         --------   -------

Net income                                               $      -   $     -
                                                         ========   =======

Retained earnings, beginning of period                          -         -
                                                         --------   -------

Retained earnings, end of period                         $      -   $     -
                                                         ========   =======

See accompanying Notes to Financial Statements

Balance Sheets as of September 30, 2004 and December 31, 2003

(Unaudited)

                                                   September 30,   December 31,

                                                          2004       2003
                                                          ----       ----

ASSETS

   Cash                                                  $      2   $     2

   Accounts receivable                                          -         -
                                                         --------   -------

   Total assets                                          $      2   $     2
                                                         ========   =======


LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                      $      -   $     -
                                                         --------   -------

   Total liabilities                                            -         -
                                                         --------   -------

Stockholders' equity

   Common stock, no par value; 100 shares authorized;

   2 shares issued and outstanding                              2         2

   Retained earnings                                            -         -
                                                         --------   -------

   Total stockholders' equity                                   2         2
                                                         --------   -------

   Total liabilities and stockholders' equity            $      2   $     2
                                                         ========   =======


See accompanying Notes to Financial Statements

Statements of Cash Flows

For the quarters ended September 30, 2004 and 2003

(Unaudited)


                                                           2004      2003
                                                           ----      ----

Cash flows from operating activities

Net income                                               $      -   $     -

Change in operating assets and liabilities                      -         -
                                                         --------   -------

   Net cash provided by operating activities                    -         -
                                                         --------   -------

Cash flows from financing activities

   Capital contribution                                         -         -
                                                         --------   -------

   Net cash provided by financing activities                    -         -
                                                         --------   -------

Cash at beginning of period                                     2         2
                                                         --------   -------

Cash at end of period                                    $      2   $     2
                                                         ========   =======


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


Golden State Petroleum Transport Corporation
--------------------------------------------
               (Registrant)



By  /s/ Kate Blankenship
    ---------------------------------
        Kate Blankenship
        Director, Treasurer and Secretary


By  /s/ Tor Olav Troim
    ------------------------------
        Tor Olav Troim
        President


Date:   November 16, 2004


02089.0007 #526797