Form 10-K
period 2004-12-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2005-04-01
CIK 1038286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2004

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______________________________________

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

-----------------------------------        -------------------------------------

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

     [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     Yes |_|               No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Two (2) shares of Common Stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE: None

                  GOLDEN STATE PETROLEUM TRANSPORT CORPORATION

                                    FORM 10-K

TABLE OF CONTENTS
                                                                            Page
PART I

     Item 1.  Business                                                        1
     Item 2.  Properties                                                      1
     Item 3.  Legal Proceedings                                               1
     Item 4.  Submission of Matters to a Vote of Security Holders             1

PART II

     Item 5.  Market for Registrant's Common Equity
              and Related Stockholder Matters                                 2
     Item 6.  Selected Financial Data                                         2
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             2
     Item 7A  Quantitative and Qualitative disclosures about Market Risk      2
     Item 8.  Financial Statements and Supplementary Data                     3
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             9
     Item 9A  Controls and Procedures                                         9
     Item 9B  Other Information                                               9

PART III

     Item 10. Directors and Executive Officers of the Registrant              9
     Item 11. Executive Compensation                                         10
     Item 12. Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters                 10
     Item 13. Certain Relationships and Related Transactions                 10

     Item 14. Principal Accountant Fees and Services                         10

PART IV

     Item 15. Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                                        11

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

Golden State Holdings I, Limited ("GSH"), an Isle of Man company, is the owner of all of the issued and outstanding shares of the Company and the Owners. Golden State Holdings I, Limited is wholly-owned by Independent Tankers Corporation, a Cayman Islands company ("ITC"), which itself is wholly-owned by Frontline Ltd ("Frontline"), a Bermuda company listed on the New York Stock Exchange, Oslo Stock Exchange and London Stock Exchange.

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

(b) As of March 31, 2005 with respect to the Common Stock there was one (1) holder of record of the Registrant's Common Stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Inapplicable.

Item 8. Financial Statements and Supplementary Data

     Report of Registered Public Accounting Firm                              4

     Balance Sheets as of December 31, 2004 and 2003                          5

     Statements of Operations and Retained Earnings                           6
     for the Years Ended December 31, 2004, 2003 and 2002

     Statements of Cash Flows for the Years Ended                             7
     December 31, 2004, 2003 and 2002

     Notes to Financial Statements                                            8

Report of Registered Public Accounting Firm

To the Board of Directors
Golden State Petroleum Transport Corporation

We have audited the accompanying balance sheets of Golden State Petroleum Transport Corporation, a wholly-owned subsidiary of Golden State Holdings I, Limited, as of December 31, 2004 and 2003 and the related statements of operations and retained earnings, and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden State Petroleum Transport Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

New York, New York
February 16, 2005

Golden State Petroleum Transport Corporation
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

Balance Sheets as of December 31, 2004 and 2003

                                                                 2004       2003

Assets

   Cash                                                        $    2     $    2
                                                               ------     ------

   Total assets                                                $    2     $    2
                                                               ======     ======

Liabilities and STOCKholder's equity

   Stockholder's equity

   Common stock, no par value; 100 shares authorized;

   2 shares issued and outstanding                                  2          2

   Retained earnings                                               --         --
                                                               ------     ------

   Total stockholder's equity                                       2          2
                                                               ------     ------

   Total liabilities and stockholder's equity                  $    2     $    2
                                                               ======     ======

See accompanying Notes to Financial Statements

Golden State Petroleum Transport Corporation
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

Statements of Operations and Retained Earnings

for the years ended December 31, 2004, 2003 and 2002

                                                      2004       2003       2002

Revenue

   Agency fees                                    $     --   $     --   $     --
                                                  --------   --------   --------

Expenses

   Transaction expenses                                 --         --         --
                                                  --------   --------   --------

Net income                                        $     --   $     --   $     --
                                                  ========   ========   ========

Retained earnings, beginning of year                    --         --         --
                                                  --------   --------   --------

Retained earnings, end of year                    $     --   $     --   $     --
                                                  ========   ========   ========

See accompanying Notes to Financial Statements

Golden State Petroleum Transport Corporation
(A wholly-owned subsidiary of Golden State Holdings I, Limited)

Statements of Cash Flows

for the years ended December 31, 2004, 2003 and 2002

                                                      2004       2003       2002

Cash flows from operating activities

Net income                                        $     --   $     --   $     --

   Net cash provided by operating activities            --         --         --

   Net cash provided by financing activities            --         --         --
                                                  --------   --------   --------

Cash at beginning of year                                2          2          2
                                                  --------   --------   --------

Cash at end of year                               $      2   $      2   $      2
                                                  ========   ========   ========

See accompanying Notes to Financial Statements

Golden State Petroleum Transport Corporation
(A wholly-owned subsidiary of Golden State Holdings I, Limited)
Notes to Financial Statements

1.   GENERAL

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

     The Company is a wholly-owned subsidiary of Golden State Holdings I, Limited, an Isle of Man holding company, which is a wholly-owned subsidiary of Independent Tankers Corporation ("ITC"). ITC is wholly-owned by Frontline Ltd, a publicly listed Bermuda company.

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

2.   ADOPTION OF NEW ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued Interpretation 46 Revised, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be combined by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply in the first fiscal year or interim period ending after December 15, 2003 to variable interest entities created after January 31, 2003. The consolidation requirements apply in the first fiscal year or interim period ending after December 15, 2003 for "Special Purpose Entities" created before January 31, 2003. The consolidation requirements apply in the first fiscal year or interim period ending after March 15, 2004 for other entities created before January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of Interpretation 46R did not have a material impact on the Company's financial statements.

3.   CAPITALIZATION

     The Company's capitalization is nominal and it has no source of income and has no direct employees.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No  changes  were made to,  nor was there any  disagreement  with the  Company's
independent   auditors   regarding,   the  Company's   accounting  or  financial
disclosure.

Item 9A. Controls and Procedures

The Company's management, with the participation of the Owners' manager Frontline, including the Company's President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The Company does not have operations nor does it have any employees involved in management. The following table sets forth the name, age and principal position with the Company of each of its executive directors.

Name                 Age     Position with the Company

Tor Olav Troim       42      Director and President
Kate Blankenship     40      Director, Secretary, Chief Executive Officer, Chief
                             Financial Officer and Chief Accounting Officer

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

TOR OLAV TROIM: Mr. Troim was appointed President of Golden State Petroleum Transport Corporation on July 30, 1998 and has been a Director of the Company since November 1, 1998. Mr. Troim serves as a director and vice-president of Frontline. Mr. Troim is a director of Aktiv Inkasso ASA and Northern Oil ASA, both Norwegian Oslo Stock Exchange listed companies and Golden Ocean Group Limited, a Bermuda company listed on the Oslo Stock Exchange. Mr. Troim is also a director, Vice-President and Chief Executive Officer of Golar LNG Limited, a Bermuda company publicly listed on Nasdaq and the Oslo Stock Exchange. He is a director and the Chief Executive officer of Ship Finance International Limited, a Bermuda company listed on the New York Stock Exchange. Prior to his service with Frontline, from January 1992, Mr. Troim served as managing director and a member of the board of directors of DNO AS, a Norwegian Oil Company.

KATE BLANKENSHIP: Mrs. Blankenship was appointed Secretary of the Company on July 30, 1998 and has been a Director, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Company since November 1, 1998. She joined Frontline Ltd. (formerly, London & Overseas Freighters Limited) in 1994 and serves as a Director, the Chief Accounting Officer and Secretary. Mrs. Blankenship is also a director and the Secretary of Golar LNG Limited, Golden Ocean Group Limited and Ship Finance International Limited. Mrs Blankenship is a member of the Institute of Chartered Accountants in England and Wales.

The Company's equity is neither listed nor publicly traded. The equity is held by one beneficial holder, Frontline Ltd. The Owners' obligations toward their bondholders are set out in detail in covenants contained in the Indenture for their Notes. Accordingly the Company's Board of Directors has determined that the roles played by an audit committee or business code of ethics would have no applicability to the Company.

Item 11. Executive Compensation

None of the directors or executive officers of the Company receive any compensation in connection with their respective positions. The Company has not entered into any affiliate transactions, other than the original agency agreement for the issuance of the notes.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of March 31, 2005 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on March 31, 2005.

                              Beneficial Ownership

                          Name and                  Number
     Class of             address of                of                Percent
     Shares               Beneficial Owners         Shares            of Class
     ------               -----------------         ------            --------

     Ordinary Shares      Frontline Ltd1            2                 100%

1    The issued and outstanding shares of the Company are owned by Golden State
Holdings I, Limited. All of the issued and outstanding shares of Golden State Holdings are owned by Independent Tankers Corporation. All of the issued and outstanding shares of Independent Tankers Corporation are owned by Frontline.

Item 13. Certain Relationships and Related Transactions

As of January 31, 1999, each of the Owners has entered into a management agreement with Frontline. Frontline provides administrative, vessel management and advisory services to the Owners. Frontline's primary business is owning and operating vessels that transport crude oil and oil products.

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

Item 14. Principal Accountant Fees and Services

We have engaged Grant Thornton LLP as our principal accountant. The following table summarizes fees we have paid Grant Thornton LLP for independent auditing, tax and related services for each of the last two fiscal years:

                                        2005              2004
                                        ----              ----
     Audit fees (1)                     2,870             3,200
     Audit-related fees (2)             n/a               n/a
     Tax fees (3)                       n/a               n/a
     All other fees (4)                 n/a               n/a

1) Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements or (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report on Form 10-K.

2) Audit-related fees represent amounts we were billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews. This category primarily includes services relating to internal control assessments and accounting-related consulting.

3) Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning. 4) All other fees represent amounts we were billed in each of the years presented for services not classifiable under the other categories listed in the table above. Grant Thornton LLP rendered no such services during the last two years.

The engagement of the Company's auditor is approved by the full Board of Directors in advance of the engagement.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report under Item
8. Financial Statements and Supplementary Data:

Financial Statements

Report of Registered Public Accounting Firm

Balance Sheets at December 31, 2004 and 2003

Statements of Operations and Retained Earnings for the Years Ended December 31, 2004, 2003 and 2002

Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Financial Statements

(b) Exhibits

3.1 * Certificate of Incorporation of Golden State Petroleum.

3.2 * Bylaws of Golden State Petroleum.

3.3 * Memorandum and Articles of Association of Golden State Petro (IOM I-A)
PLC.

3.4 * Memorandum and Articles of Association of Golden State Petro (IOM I-B)
PLC.

4.1 * Indenture, dated as of December 1, 1996, among Golden State Petroleum, the Owners and the Indenture Trustee, in respect of the 8.04% First Preferred Mortgage Notes due 2019.

4.2 * Stock Pledge Agreement between Golden State Holdings I Ltd. and the Indenture Trustee.

4.3 * Issue of One Debenture, dated as of December 1, 1997, between Golden State Petro (IOM I-A) PLC and the Indenture Trustee.

4.4 * Issue of One Debenture, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and the Indenture Trustee.

4.5 * Assignment of Charter, dated as of December 1, 1996, between Golden State Petro (IOM I-A) PLC and the Indenture Trustee.

4.6 * Assignment of Charter, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and the Indenture Trustee.

4.7 * Assignment of Shipbuilding Contract and Agreement on Contract for Technical Matters, dated as of December 1, 1996, among Golden State Petro (IOM-IA) PLC and the Indenture Trustee.

4.8 * Assignment of Shipbuilding Contract and Agreement on Contract for Technical Matters, dated as of December 1, 1996, among Golden State Petro (IOM-IB) PLC and the Indenture Trustee.

4.9 * Assignment of Building Contract Guarantee, dated as of December 1, 1996, between Golden State Petro (IOM I-A) PLC and the Initial Charterer.

4.10 * Assignment of Building Contract Guarantee, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and the Initial Charterer.

4.11 * Guarantee, made as of December 24, 1996, from Chevron to Golden State Petro (IOM I-A) PLC.

4.12 * Guarantee, made as of December 24, 1996, from Chevron to Golden State Petro (IOM I-B) PLC.

4.13 * Assignment of Management Agreement, dated as of December 1, 1996, between Golden State Petro (IOM I-A) PLC and the Indenture Trustee.

4.14 * Assignment of Management Agreement, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and the Indenture Trustee.

4.15 * Form of Exchange Note.

5.1 * Opinion of Thacher Proffitt & Wood, counsel to the Owners, as to the validity of the Exchange Notes.

10.1 * Serial Note Purchase Agreement, dated December 19, 1996, among Donaldson, Lufkin & Jenrette Securities Corporation, Golden State Petroleum and each Owner.

10.2 * Term Note Purchase Agreement, dated December 19, 1996, among Donaldson, Lufkin & Jenrette Securities Corporation, Golden State Petroleum and each Owner.

10.3 * Shipbuilding Contract, made as of December 24, 1996, among Golden State Petro (IOM I-A) PLC and the Builders.

10.4 * Shipbuilding Contract, made as of December 24, 1996, among Golden State Petro (IOM I-B) PLC and the Builders.

10.5 * Promissory Note from Golden State Petro (IOM I-A) PLC to Samsung Heavy Industries Co. Ltd.

10.6 * Agreement on Contract for Technical Matters, made as of December 24, 1996, among Golden State Petro (IOM-IA) PLC, Samsung Heavy Industries Co., Ltd and Chevron Shipping company, as agent for the Initial Charterer.

10.7 * Agreement on Contract for Technical Matters, made as of December 24, 1996, among Golden State Petro (IOM-IB) PLC, Samsung Heavy Industries Co., Ltd and Chevron Shipping company, as agent for the Initial Charterer.

10.8 * Bareboat Charter, made as of December 24, 1996, between Golden State Petro (IOM I-A) PLC and the Initial Charterer.

10.9 * Bareboat Charter, made as of December 24, 1996, by and between Golden State Petro (IOM I-B) PLC and the Initial Charterer.

10.10 * Management Agreement, dated as of December 1, 1996, between Golden State Petro (IOM I-A) PLC and Cambridge Fund Management LLC.

10.11 * Management Agreement, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and Cambridge Fund Management LLC. 10.12 * Agency Agreement, dated as of December 24, 1996, between the Owners and Golden State Petroleum.

10.13 * Registration Rights Agreement, dated as of December 24, 1996, among Golden State Petroleum, Donaldson, Lufkin & Jenrette Securities Corporation and each Owner.

23.1 * Consent of Coopers & Lybrand L.L.P. (New York)

23.3 * Consent of Coopers & Lybrand LLP (Isle of Man)

23.5 * Consent of Thacher Proffitt & Wood (contained in Exhibit 5.1).

23.6 * Consent of Cains.

25.1 * Statement of eligibility of trustee on Form T-1.

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 * Letter of Transmittal.

99.2 * Notice of Guaranteed Delivery.

* Incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Golden State Petroleum Transport Corporation
                                  (Registrant)


Date March 31, 2005               By /s/ Tor Olav Troim
                                     Tor Olav Troim
                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date March 31, 2005               By /s/ Kate Blankenship
                                     Kate Blankenship
                                     Director, Chief Executive Officer, Chief
                                     Financial Officer, Chief Accounting Officer


Date March 31, 2005               By /s/ Tor Olav Troim
                                         Tor Olav Troim
                                         Director

02089.0007 #560011