Form 10-Q
period 2005-03-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2005-05-13
CIK 1038286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2005
                              --------------------------------------------------

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

                  Golden State Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Delaware                                       13-392-7016
-------------------------------------       ------------------------------------
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

                       Yes  [X]              No [_]

                                      Index


                          Part I Financial Information

Item 1        Financial Statements

Item 4        Controls and Procedures

                            Part II Other Information

Item 6        Exhibits

Signatures


Omitted items are not applicable

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Index to Consolidated Financial Statements                          3

Statements of Operations and Retained Earnings
for the quarters ended March 31, 2005 and 2004                      4

Balance Sheets as of March 31, 2005 and December 31, 2004           5

Statements of Cash Flows for the three months
  ended March 31, 2005 and 2004                                     6

Notes to the Financial Statements                                   7

Statements of Operations and Retained Earnings

For the quarter ended March 31, 2005 and 2004

(Unaudited)


                                                         2005           2004
Revenue

     Agency fees                                  $         -    $         -
                                                  -----------    -----------

Expenses

     Transaction expenses                                   -              -
                                                  -----------    -----------

Net income                                        $         -    $         -
                                                  ===========    ===========

Retained earnings, beginning of period                      -              -
                                                  -----------    -----------

Retained earnings, end of period                  $         -    $         -
                                                  ===========    ===========


See accompanying Notes to Financial Statements

Balance Sheets as of March 31, 2005, and December 31, 2004


                                                     (Unaudited)    (Audited)
                                                     March 31,     December 31,
                                                       2005             2004

Assets

  Cash                                           $           2    $           2

  Accounts receivable                                        -                -
                                                 -------------    -------------

  Total assets                                   $           2    $           2
                                                 =============    =============

Liabilities and STOCKholders' equity

  Accounts payable                               $           -    $           -
                                                 -------------    -------------

  Total liabilities                                          -                -
                                                 -------------    -------------

Stockholders' equity

  Common stock, no par value;
  100 shares authorized;

  2 shares issued and outstanding                            2                2

  Retained earnings                                          -                -
                                                 -------------    -------------

  Total stockholders' equity                                 2                2
                                                 -------------    -------------

  Total liabilities and stockholders' equity     $           2    $           2
                                                 =============    =============



See accompanying Notes to Financial Statements

Statements of Cash Flows

For the three months ended March 31, 2005 and 2004

(Unaudited)

                                                     2005           2004

Cash flows from operating activities

Net income                                         $         -    $        -

Change in operating assets and liabilities                   -             -
                                                   -----------    -----------

     Net cash provided by operating activities               -              -
                                                   -----------    -----------

Cash flows from financing activities

     Capital contribution                                    -             -
                                                   -----------    -----------

     Net cash provided by financing activities               -             -
                                                   -----------    -----------

Cash at beginning of period                                  2             2
                                                   -----------    -----------

Cash at end of period                              $         2    $        2
                                                   ===========    ===========



See accompanying Notes to Financial Statements

Notes to the Financial Statements

The interim financial statements of Golden State Petroleum Transport Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

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

(a) Exhibits and reports to be filed

   Exhibit                Description

    31.1        Certification of Chief Executive Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2        Certification of Chief Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             Golden State Petroleum Transport Corporation
             --------------------------------------------
                             (Registrant)

By  /s/ Kate Blankenship
    --------------------------------------
        Kate Blankenship
        Director, Treasurer and Secretary


By  /s/ Tor Olav Troim
    ----------------------------------
        Tor Olav Troim
        President



Date: May 13, 2005


02089.0007 #574019