Form 10-Q
period 2005-06-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2005-08-15
CIK 1038286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2005
                               -------------------------------------------------

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -------------------------------------------------

Commission file number             333-26227
                       ---------------------------------------------------------

                  Golden State Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                     13-392-7016
-------------------------------                        ----------------
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

     Yes |X|                  No |_|

                                      Index

                          Part I Financial Information

Item 1    Financial Statements

Item 4    Controls and Procedures

                            Part II Other Information

Item 6    Exhibits

Signatures

Omitted items are not applicable

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Consolidated Financial Statements                                     3

Statements of Operations and Retained Earnings
for the quarters ended June 30, 2005 and 2004                                  4

Balance Sheets as of June 30, 2005 and December 31, 2004                       5

Statements of Cash Flows for the six months ended June 30, 2005 and 2004       6

Notes to the Financial Statements                                              7

Statements of Operations and Retained Earnings
For the period ended June 30, 2005 and 2004
(Unaudited)

                                                               2005         2004

Revenue

   Agency fees                                            $      --    $      --
                                                          ---------    ---------

Expenses

   Transaction expenses                                          --           --
                                                          ---------    ---------

Net income                                                $      --    $      --
                                                          =========    =========

Retained earnings, beginning of period                           --           --
                                                          ---------    ---------

Retained earnings, end of period                          $      --    $      --
                                                          =========    =========

See accompanying Notes to Financial Statements

Balance Sheets as of June 30, 2005, and December 31, 2004

                                                      (Unaudited)      (Audited)
                                                         June 30,   December 31,

                                                             2005           2004
                                                      -----------    -----------

ASSETS

   Cash                                               $         2    $         2

   Accounts receivable                                         --             --
                                                      -----------    -----------

   Total assets                                                $2             $2
                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                   $        --    $        --
                                                      -----------    -----------

   Total liabilities                                           --             --
                                                      -----------    -----------

Stockholders' equity

   Common stock, no par value;
   100 shares authorized;

   2 shares issued and outstanding                              2              2

   Retained earnings                                           --             --
                                                      -----------    -----------

   Total stockholders' equity                                   2              2
                                                      -----------    -----------

   Total liabilities and stockholders' equity                  $2             $2
                                                      ===========    ===========

See accompanying Notes to Financial Statements

Statements of Cash Flows

For the six months ended June 30, 2005 and 2004

(Unaudited)

                                                                 2005       2004

Cash flows from operating activities

Net income                                                   $     --   $     --

Change in operating assets and liabilities                         --         --
                                                             --------   --------

   Net cash provided by operating activities                       --         --
                                                             --------   --------

Cash flows from financing activities

   Capital contribution                                            --         --
                                                             --------   --------

   Net cash provided by financing activities                       --         --
                                                             --------   --------

Cash at beginning of period                                         2          2
                                                             --------   --------

Cash at end of period                                        $      2   $      2
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

Golden State Petroleum Transport Corporation
--------------------------------------------
            (Registrant)


By /s/ Kate Blankenship
   -----------------------
   Kate Blankenship
   Director, Treasurer and Secretary


By /s/ Tor Olav Troim
   -----------------------
   Tor Olav Troim
   President

Date:  June 12, 2005
      ----------------

02089.0007 #594062