Form 10-Q
period 2005-09-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2005-11-16
CIK 1038286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       September 30, 2005
                               -------------------------------------------------

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

                         Yes [X]           No [_]

                                      Index


                          Part I Financial Information

Item 1        Financial Statements

Item 4        Controls and Procedures

                            Part II Other Information

Item 6        Exhibits

Signatures


Omitted items are not applicable

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

Index to Consolidated Financial Statements                                   3

Statements of Operations and Retained Earnings
for the quarters ended September 30, 2005 and 2004                           4

Balance Sheets as of September 30, 2005 and December 31, 2004                5

Statements of Cash Flows for the nine months ended
September 30, 2005 and 2004                                                  6

Notes to the Financial Statements                                            7

Statements of Operations and Retained Earnings

For the period ended September 30, 2005 and 2004

(Unaudited)

                                                 2005           2004

Revenue

     Agency fees                             $         -    $         -
                                             -----------    -----------

Expenses

     Transaction expenses                              -              -
                                             -----------    -----------

Net income                                   $         -    $         -
                                             ===========    ===========

Retained earnings, beginning of period                 -              -
                                             -----------    -----------

Retained earnings, end of period             $         -    $         -
                                             ===========    ===========

See accompanying Notes to Financial Statements

Balance Sheets as of September 30, 2005, and December 31, 2004


                                                (Unaudited)        (Audited)
                                                September 30,     December 31,
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

For the nine months ended September 30, 2005 and 2004

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

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits and reports to be filed

    Exhibit                        Description
    -------                        -----------

     31.1        Certification of Chief Executive Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2        Certification of Chief Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1        Certification of Chief Executive Officer
                 Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Golden State Petroleum Transport Corporation
--------------------------------------------
                (Registrant)



By  /s/ Kate Blankenship
    ---------------------
        Kate Blankenship
        Director, Treasurer and Secretary


By  /s/ Tor Olav Troim
    ------------------
        Tor Olav Troim
        President

Date: November 16, 2005

                                                                        Ex. 31.1

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date: November 16, 2005

/s/ Tor Olav Troim
------------------
    Tor Olav Troim
    Principal Executive Officer

                                                                        Ex. 31.2

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date: November 16, 2005

/s/ Kate Blankenship
--------------------
    Kate Blankenship
    Principal Financial Officer

                                                                        Ex. 32.1


                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with this quarterly report of Golden State Petroleum Transport Corporation (the "Company") on Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission (the "SEC") on or about the date hereof (the "Report"), I, Tor Olav Troim, the Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.


Date: November 16, 2005

/s/ Tor Olav Troim
------------------
Principal Executive Officer

                                                                        Ex. 32.2

                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with this quarterly report of Golden State Petroleum Transport Corporation (the "Company") on Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission (the "SEC") on or about the date hereof (the "Report"), I, Kate Blankenship, the Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

Date: November 16, 2005

/s/ Kate Blankenship
--------------------
   Principal Financial Officer








02089.0007 #619001