Form 10-K
period 2005-12-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2006-04-03
CIK 1038286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2005

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number             033-26227

                  Golden State Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                             13-3927016
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organisation)                             Identification No.)

     4th Floor Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (441) 295 6935
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Title of each class                      Name of each exchange
                                                   on which registered
                None                                 Not applicable

Securities registered or to be registered pursuant to section 12(g) of the Act.

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                  [_] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                                                  [_] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                             [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                  [_] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant' most recently completed second fiscal quarter.

                                                                            None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2006.

                                               2 of Common Stock, $nil par value

DOCUMENTS INCORPORATED BY REFERENCE:  None

                  GOLDEN STATE PETROLEUM TRANSPORT CORPORATION

                                    FORM 10-K

TABLE OF CONTENTS

                                                                            Page
PART I

Item 1.    Business........................................................    1
Item 1A.   Risk Factors....................................................    1
Item 1B.   Unresolved Staff Comments.......................................    2
Item 2.    Properties......................................................    2
Item 3.    Legal Proceedings...............................................    3
Item 4.    Submission of Matters to a Vote of Security Holders.............    3

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities...............    3
Item 6.    Selected Financial Data.........................................    3
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................    3
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk......    4
Item 8.    Financial Statements and Supplementary Data.....................    5
Item 9.    Changes in and Disagreements with Accountants on Accounting
           And Financial Disclosure........................................   10
Item 9A.   Controls and Procedures.........................................   10
Item 9B.   Other Information...............................................   10

PART III

Item 10.   Directors and Executive Officers of the Registrant..............   11
Item 11.   Executive Compensation..........................................   11
Item 12.   Security Ownership of Certain Beneficial Owners And
           Management and Related Stockholder Matters......................   11
Item 13.   Certain Relationships and Related Transactions..................   12
Item 14.   Principal Accountants Fees and Services.........................   12

PART IV

Item 15.   Exhibits and Financial Statement Schedules......................   13

Signatures                                                                    16

                                     PART I

Item 1.    Business

The Company

Golden State Petroleum Transport Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 5, 1996. We are a special purpose corporation that was organised solely for the purpose of issuing , as agent for two affiliated entities Golden State Petro (IOM I-A) PLC and Golden State Petro (IOM I-B) PLC (together, the "Owners"), Serial and Term mortgage notes (together the "Notes"). These Notes were issued on December 24, 1996 and January 6, 1997 and proceeds were used by the Owners to finance the construction and acquisition of two very large crude carriers ("VLCCs" or the "Vessels") for charter to an unaffiliated third party (the "Initial Charterer"). The Notes are not our obligations and we do not guarantee them.

Golden State Holdings I, Limited ("GSH"), an Isle of Man company, is the owner of all of our issued and outstanding shares along with all of the issued and outstanding share of the Owners. GSH is a wholly-owned subsidiary of Independent Tankers Corporation, a Cayman Islands company ("ITC"), which itself is a wholly-owned subsidiary of Frontline Ltd ("Frontline"), a Bermuda company listed on the New York Stock, Oslo and London Stock Exchanges.

In accordance with a management agreement between each of the Owners and Frontline, Frontline provides administrative, management and advisory services for an annual fee of $50,000 each, payable semi-annually. All costs of administering both us and the Owners are payable by Frontline from this management fee. The management agreement is effective until termination by either party upon 30 days prior written notice.

The Charters

From the date of their delivery, each of the Vessels (see Item 2. "Properties") have been chartered to the Initial Charterer in accordance with charters dated December 24, 1996 (the "Charters"). These charters expire on the eighteenth anniversary of the delivery date of the related Vessel. The Charters comprise an initial fixed period (the "Fixed Period") of eight years and five subsequent optional periods (each an "Optional Period") of two years each. The Initial Charterer has the right to terminate either charter on an Optional Termination Date on the expiration of the Fixed Period or any of the Optional Periods as follows:

     (i) If the Optional Termination Date is the first Optional Termination Date, at the end of the Fixed Period, the Initial Charterer will provide the Owner non-binding notice of its intent to exercise such option at least 12 months prior to the Optional Termination Date and irrevocable notice is to be provided 9 months before the Optional Termination Date

     (ii) If the Optional Termination Date is any subsequent Optional Termination Date, at the end of the related Optional Period, the Initial Charterer must provide non-binding notice 9 months prior to the Optional Termination Date and irrevocable notice 6 months prior to the Optional Termination Date.

As of March 17, 2006, the Owners had not received any notice from the Initial Charterer of any intent to terminate the Charters.

The International Tanker Market

The market for international seaborne crude oil transportation services is highly fragmented and competitive. Seaborne crude oil transportation services generally are provided by two main types of operators: major oil company captive fleets (both private and state-owned) and independent shipowner fleets. In addition, several owners and operators pool their vessels together on an ongoing basis, and such pools are available to customers to the same extent as independently owned and operated fleets. Many major oil companies and other oil trading companies, the primary charterers of the vessels owned or controlled by the Owners, also operate their own vessels and use such vessels not only to transport their own crude oil but also to transport crude oil for third party charterers in direct competition with independent owners and operators in the tanker charter market. Competition for charters is intense and is based upon price, location, size, age, condition and acceptability of the vessel and its manager. Competition is also affected by the availability of other size vessels to compete in the trades in which the Owners engage.

The oil transportation industry has historically been subject to regulation by national authorities and through international conventions. Over recent years however, an environmental protection regime has evolved which could have a significant impact on the operations of participants in the industry in the form of increasingly more stringent inspection requirements, closer monitoring of pollution-related events, and generally higher costs and potential liabilities for the owners and operators of tankers.

In order to benefit from economies of scale, tanker charterers will typically charter the largest possible vessel to transport oil or products, consistent with port and canal dimensional restrictions and optimal cargo lot sizes. The oil tanker fleet is generally divided into the following five major types of vessels, based on vessel carrying capacity:

     o    ULCC-size range of approximately 320,000 to 450,000 deadweight tons
          (dwt);

     o    VLCC-size range of approximately 200,000 to 320,000 dwt;

     o    Suezmax-size range of approximately 120,000 to 200,000 dwt;

     o    Aframax-size range of approximately 60,000 to 120,000 dwt; and

     o    small tankers of less than approximately 60,000 dwt.

ULCCs and VLCCs typically transport crude oil in long-haul trades, such as from the Arabian Gulf to Rotterdam via the Cape of Good Hope. Suezmax tankers also engage in long-haul crude oil trades as well as in medium-haul crude oil trades, such as from West Africa to the East Coast of the United States. Aframax-size vessels generally engage in both medium-and short-haul trades of less than 1,500 miles and carry crude oil or petroleum products. Smaller tankers mostly transport petroleum products in short-haul to medium-haul trades.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. In accordance with these requirements, we file reports and other information with the Securities and Exchange Commission. These materials, including this annual report and the accompanying exhibits, may be inspected and copied at the public reference facilities maintained by the Commission 100 Fifth Street, N.E., Room 1580 Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling 1 (800) SEC-0330, and you may obtain copies at prescribed rates from the public reference facilities maintained by the Commission at its principal office in Washington, D.C. 20549. The SEC maintains a website (http://www.sec.gov.) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. In addition, documents referred to in this annual report may be inspected at our principal executive offices at Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda HM 08.

Item 1A. Risk Factors

We are a special purpose corporation that was organised solely to issue, as agent on behalf of the Owners, the Notes. Our capitalisation is nominal and since December 31, 1996, we have had no activity. As a result, we are not exposed to any immediate risk factors.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

We have no property. The Notes are collateralised by mortgages over the property of the Owners as outlined below. Other than the Vessels described below, the Owners have no property.

---------------------------------------------------------------------------------------------
Owner                 Vessel               Construction   Delivery Date      Approximate dwt.
---------------------------------------------------------------------------------------------
Golden State Petro    Antares Voyager(1)   Double-hull    December 7, 1998   308,500
(IOM 1-A) plc
---------------------------------------------------------------------------------------------
Golden  State Petro   Phoenix Voyager(2)   Double-hull    March 15, 1999     308,500
(IOM 1-B) plc
---------------------------------------------------------------------------------------------

     (1)  ex Frank A. Shrontz

     (2)  ex J. Bennett Johnson

Item 3. Legal Proceedings

We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business, to which we are a party or of which our property is the subject. In the future, we may be subject to legal proceedings and claims in the ordinary course of business which, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

     (a) There is no established trading market for the Common Stock of the Registrant.

     (b)  As of February 28, 2006 with respect to the Common Stock there was one
          (1) holder of record of the Registrant's Common Stock.

     (c)  There were no repurchases of the Common Stock of the Registrant.

Item 6. Selected Financial Data

Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

We are a special purpose corporation that was organised solely to issue, as agent on behalf of the Owners, the Notes. In the period ended December 31, 1996, we earned $5,000 as aggregate compensation for our services as agent in the issuance of the Notes and, correspondingly, paid equivalent transaction fees to our then ultimate parent, Cambridge Petroleum Transport Corporation. Since that date, we have had no activity.

Business Strategy

Golden State Petroleum

We were organised to issue, as agent on behalf of the Owners, the Notes to facilitate the acquisition of the Vessels. The Notes are not our obligations and we do not guarantee the Notes. We have had no activity since December 31, 1996.

The Owners

The Owners' strategy has been to acquire the Vessels and charter them to the Initial Charterer under charters which are expected to provide

1.   charter-hire payments which the Owners expect will be sufficient to

     a.   pay, so long as the Charters are in effect:

               i.   the Owners' obligations under the Notes,

               ii.  management fees,

               iii. recurring fees and taxes,

               iv.  estimated fees payable to the Indenture Trustee and

               v. any other costs and expenses incidental to the ownership and chartering of the Vessels that are to be paid by the Owners;

     b.   fund the Debt Service Reserve Fund

2. that the Vessels will be maintained in accordance with the good commercial maintenance practices required by the Charters; and to arrange for vessel management and remarketing services to be available in case any Charter is terminated or any Vessel is for any other reason returned to the possession and use of the related Owner.

Liquidity and Capital Resources

We have had no activity since December 31, 1996 and we have no source of liquidity and no capital resources.

Recently Issued Accounting Standards

There were no new accounting standards that would have an impact on our results.

Tabular disclosure of contractual obligations

As at December 31, 2005, we had no contractual obligations and commitments:

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

                                                                            Page
Report of Independent Registered Public Accounting Firm                       6
Balance Sheets as of December 31, 2005 and 2004                               7
Statements of Operations and Retained Earnings for the Years
Ended December 31, 2005, 2004 and 2003                                        8
Statements of Cash Flows for the Years Ended December 31, 2005,
2004 and 2003                                                                 9
Notes to Financial Statements                                                 10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
Golden State Petroleum Transport Corporation

We have audited the accompanying balance sheets of Golden State Petroleum Transport Corporation, a wholly owned subsidiary of Golden State Holdings I, Limited, as of December 31, 2005 and 2004 and the related statements of operations and retained earnings, and cash flows for the years 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden State Petroleum Transport Corporation as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP



New York, New York

March 10, 2006

Golden State Petroleum Transport Corporation
Balance Sheets as of December 31, 2005 and 2004

                                                                2005      2004
ASSETS
Current assets:
       Cash and cash equivalents                                   2         2
--------------------------------------------------------------------------------
Total assets                                                       2         2
================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
       Stockholder's equity
       Common stock, $nil par value; 100 shares
         authorised, issued and outstanding                        2         2
--------------------------------------------------------------------------------
Total liabilities and stockholder's equity                         2         2
================================================================================

See accompanying Notes to the Financial Statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the years ended December 31, 2005, 2004 and 2003

                                                      2005      2004      2003
Revenue
       Agency fees                                      --        --        --
--------------------------------------------------------------------------------

Expenses
       Transaction expenses                             --        --        --
--------------------------------------------------------------------------------

Net income                                              --        --        --

Retained earnings, beginning of period                  --        --        --
--------------------------------------------------------------------------------
Retained earnings, end of period                        --        --        --
================================================================================

See accompanying Notes to the Financial Statements

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

                                                      2005      2004      2003
Cash flows from operating activities
Net income                                               -         -         -
--------------------------------------------------------------------------------
       Net cash provided by operating activities         -         -         -
--------------------------------------------------------------------------------

       Net cash provided by investing activities         -         -         -

       Net cash used in financing activities             -         -         -
Net change in cash and cash equivalents                  -         -         -

Cash and cash equivalents at beginning of period         2         2         2
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period               2         2         2
================================================================================

     See accompanying Notes to Financial Statements

Golden State Petroleum Transport Corporation
Notes to Financial Statements

1. GENERAL

Golden State Petroleum Transport Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 5, 1996. The Company is a special purpose corporation that was organised solely for the purpose of issuing certain mortgage notes as agent for two affiliated entities, Golden State Petro (IOM I-A) PLC and Golden State Petro (IOM I-B) PLC (collectively, the "Owners"). The mortgage notes were issued on December 24, 1996 and January 6, 1997 and the proceeds were used by the Owners to finance the construction and acquisition of two very large crude carriers for charter to an unaffiliated third party. The mortgage notes are not obligations of, and are not guaranteed by, the Company.

The Company is a wholly-owned subsidiary of Golden State Holdings I, Limited, an Isle of Man holding company, which is a wholly-owned subsidiary of Independent Tankers Corporation ("ITC"). ITC is in turn a wholly-owned subsidiary of Frontline Ltd ("Frontline"), a publicly listed Bermuda company.

In accordance with a management agreement between each of the Owners and Frontline, Frontline provides administrative, management and advisory services to the Owners at an annual fee of $50,000 each, payable semi-annually. All cost of administering the Owners and the Company are payable by Frontline from the management fee. The management agreement is effective until termination by either party upon 30 days prior written notice.

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

2. CAPITALISATION

The Company's capitalisation is nominal and it has no source of income and has no direct employees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No changes were made to, nor was there any disagreement with the Company's independent registered public accounting firm regarding the Company's accounting or financial disclosure.

Item 9A. Controls and Procedures

The Company's management, with the participation of the Owners' manager Frontline, including the Company's President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B. Other Information

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The Company does not have operations nor does it have any employees involved in management. The following table sets forth the name, age and principal position with the Company of each of its executive directors.

     Name                Age       Position with Company
     ----                ---       ---------------------
     Tor Olav Troim      43        Director and President
     Kate                41        Director, Secretary, Chief Executive Officer,
                                   Chief Blankenship Financial Officer and Chief
                                   Accounting Officer

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

Tor Olav Troim has been the President of Golden State Petroleum Transport Corporation since July 30, 1998 and has been a Director of the Company since November 1, 1998. Mr. Troim has served as a director and vice-president of Frontline since November 3, 1997. Mr Troim is also a director of Aktiv Inkasso ASA, Golden Ocean Group Limited and SeaDrill Limited which are all listed on the Oslo Stock Exchange. Mr Troim has been a director and Vice-Chairman of Knightsbridge Tankers Ltd, a Bermuda based company listed on the Nasdaq National Market, since May 2000. Mr Troim is also a director, Vice-President and Chief Executive Officer of Golar LNG Limited, a Bermuda company listed on both Nasdaq and the Oslo Stock Exchange and is a director, Chairman, Chief Executive Officer and President of Ship Finance International Limited, a Bermuda company listed on the New York Stock Exchange. Prior to his service with Frontline, from January 1992, Mr. Troim served as managing director and a member of the board of directors of DNO AS, a Norwegian Oil Company.

Kate Blankenship has been the Secretary of the Company since July 30, 1998 and has been a Director, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Company since November 1, 1998. She joined Frontline Ltd. (formerly, London & Overseas Freighters Limited) in 1994 and served as the Chief Accounting Officer and Secretary until October 2005 and now serves as a Director of Frontline. Mrs. Blankenship is also a director of Golar LNG Limited, Golden Ocean Group Limited, Ship Finance International Limited, SeaDrill Limited and is the Chief Financial Officer of Knightsbridge. Mrs Blankenship is a member of the Institute of Chartered Accountants in England and Wales and prior to joining Frontline, she was a manager with KPMG Peat Marwick in Bermuda.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of February 28, 2006 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on February 28, 2006.

                              Beneficial Ownership

                   Name and address of
Class of shares    beneficial owners      Number of shares     Percent of Class
---------------    -----------------      ----------------     ----------------
Ordinary Shares    Frontline Ltd(1)        2                   100%

(1) The issued and outstanding shares of the Company are owned by Golden State Holdings I, Limited. All of the issued and outstanding shares of Golden State Holdings I, Limited are owned by Independent Tankers Corporation. All of the issued and outstanding shares of Independent Tankers Corporation are owned by Frontline.

Item 13. Certain Relationships and Related Transactions

As of January 31, 1999, each of the Owners entered into a management agreement with Frontline. Frontline provides administrative, vessel management and advisory services to the Owners. Frontline's primary business is the ownership and operation of vessels that transport crude oil and oil products.

Some of the oil tankers owned by Frontline may operate in competition with the Vessels. When the charters with the Initial Charterer end, Frontline might have a conflict of interest between its duties as manager of the Owners and the Vessels, and its interests as a competing tanker owner.

Item 14. Principal Accountant Fees and Services

We have engaged Grant Thornton LLP as our principal accountant. The following table summarises fees we have paid Grant Thornton LLP for independent auditing, tax and related services for each of the last two fiscal years:

                                        2005              2004
                                        ----              ----
     Audit fees (1)                     2,870             2,870
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

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report under Item
8. Financial Statements and Supplementary Data:

Financial Statements

Report of Registered Public Accounting Firm

Balance Sheets at December 31, 2005 and 2004

Statements of Operations and Retained Earnings for the Years Ended December 31, 2005, 2004 and 2003

Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

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

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 * Letter of Transmittal.

99.2 * Notice of Guaranteed Delivery.

* Incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

                                        Golden State Transport Corporation
                                                    (Registrant)

Date March 31, 2006                     By       /s/ Tor Olav Troim
                                          --------------------------------------
                                                     Tor Olav Troim
                                                 Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 31, 2006                     By      /s/ Kate Blankenship
                                          --------------------------------------
                                                  Kate Blankenship
                                              Director, Chief Executive Officer,
                                              Chief Financial Officer, Chief
                                              Accounting Officer

Date March 31, 2006                     By       /s/ Tor Olav Troim
                                          --------------------------------------
                                                   Tor Olav Troim
                                               Director and President
SK 02089 0007 657678