Form 10-Q
period 2006-03-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2006-05-12
CIK 1038286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       March 31, 2006
                               -------------------------------------------------

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                              ---------------------- to -----------------------


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

                                     HM 08
--------------------------------------------------------------------------------
                                   (Zip Code)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          [X] Yes  [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of "accelerated filer and large accelerated filer") in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]     Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                         [  ] Yes    [X] No

Number of shares outstanding of each class of Registrant's Common Stock as of April 18, 2006

2 shares of Common Stock, $nil par value

Golden State Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2006


ITEM                                                                    PAGE

Part I     Financial Information
Item 1     Financial Statements
           Unaudited Statements of Operations and Retained Earnings for the Three Month Periods 1 Ended March 31, 2006 and 2005 Unaudited Balance Sheets as of March 31, 2006 and December 31, 2005 2 Unaudited Statements of Cash Flows for the Three Month Periods Ended March 31, 2006 and 3 2005 Unaudited Notes to the Financial Statements
Item 4     Controls and Procedures

Part II    Other Information
Item 6     Exhibits

Signatures



Omitted items are not applicable

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the Three Month Periods ended March 31, 2006 and 2005
(Unaudted)
                                                    3 month period ended
                                                          March 31,
                                                          2006           2005
Revenue
       Agency fees                                           -              -
--------------------------------------------------------------------------------
Expenses
       Transaction expenses                                  -              -
--------------------------------------------------------------------------------
Net income                                                   -              -

Retained earnings, beginning of period                       -              -
--------------------------------------------------------------------------------
Retained earnings, end of period                             -              -



          See accompanying Notes to the Financial Statements

Golden State Petroleum Transport Corporation
Balance Sheets as of March 31, 2006 and December 31, 2005
(Unaudited)



                                                        March 31,   December 31,
                                                         2006          2005
ASSETS
Current assets:
       Cash and cash equivalents                            2               2
--------------------------------------------------------------------------------
Total assets                                                2               2

LIABILITIES AND STOCKHOLDER'S EQUITY
       Stockholder's equity
       Common stock, $nil par value; 100 shares
         authorised, issued and outstanding                 2               2
--------------------------------------------------------------------------------
Total liabilities and stockholder's equity                  2               2


          See accompanying Notes to the Financial Statements

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the Three Month Periods
Ended March 31, 2006 and 2005
(Unaudited)


                                                  3 month period ended March 31,
                                                        2006           2005

Cash flows from operating activities
Net income                                              -                  -
--------------------------------------------------------------------------------
       Net cash provided by operating activities        -                  -
--------------------------------------------------------------------------------

       Net cash provided by investing activities        -                  -

       Net cash used in financing activities            -                  -
Net change in cash and cash equivalents                 -                  -

Cash and cash equivalents at beginning of period        2                  2
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period              2                  2


     See accompanying Notes to Financial Statements

Notes to the Financial Statements
The interim financial statements of Golden State Petroleum Transport Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. - Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the date of this report, the Company's management including the Company's Principal Executive Officer and Principal Financial Officer, carried out an evaluation under the supervision and with the participation of the Company's manager Frontline Ltd, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, management concluded that the Company's disclosure controls and procedures are effective as of March 31, 2006.

(b)  Changes in internal controls

     There have been no significant changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 6.    Exhibits

(a)  Exhibits and reports to be filed

   Exhibit                           Description
   -------                           -----------

     31.1* Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2* Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1** Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2** Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
* Filed herewith.
**Furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


                                Golden State Petroleum Transport Corporation
                                --------------------------------------------
                                                (Registrant)



Date: May 12, 2006              By  /s/ Kate Blankenship
                                    ---------------------
                                    Kate Blankenship
                                    Director, Chief Executive Officer,
                                    Chief Financial Officer, Chief
                                    Accounting Officer


Date: May 12, 2006              By  /s/ Tor Olav Troim
                                    ------------------
                                    Tor Olav Troim
                                    Director and President

02089.0007#668682