Form 10-Q
period 2006-06-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2006-08-03
CIK 1038286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2006
                                   ---------------------------------------------

                                       Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission File Number:            333-26227
                                   ---------------------------------------------

                  Golden State Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-392-7016
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

c/o Frontline Ltd, 14 Par-la-Ville Road, Hamilton, Bermuda                 HM 08
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (441) 295 6935
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Number of shares outstanding of each class of Registrant's Common Stock as of July 28, 2006

2 shares of Common Stock, $nil par value

Golden State Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six month period ended June 30, 2006

ITEM                                                                        PAGE

Part I    Financial Information
Item 1    Financial Statements
          Unaudited Balance Sheets as of June 30, 2006 and
          December 31, 2005                                                 1
          Unaudited Statements of Operations and Retained Earnings for
          the Three and Six Month Periods Ended June 30, 2006 and 2005 2 Unaudited Statements of Cash Flows for the Six Month Periods
          Ended June 30, 2006 and 2005                                      3
          Unaudited Notes to the Financial Statements                       4
Item 2    Management's  Discussion and Analysis of Financial
          Condition and Results of Operations                               4
Item 3    Quantitative and Qualitative Disclosures about Market Risk        4
Item 4    Controls and Procedures                                           4

Part II   Other Information
Item 1    Legal Proceedings                                                 4
Item 1A   Risk Factors                                                      4
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds       4
Item 3    Defaults Upon Senior Securities                                   4
Item 4    Submission of Matters to a Vote of Security Holders               4
Item 5    Other Information                                                 4
Item 6    Exhibits                                                          4

Signatures                                                                  6

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Golden State Petroleum Transport Corporation
Balance Sheets as of June 30, 2006 and December 31, 2005
(Unaudited)

                                                         June 30,   December 31,
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
================================================================================

See accompanying Notes to the Financial Statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings
(Unaudted)

                                           Three month period   Six month period
                                             ended June 30,      ended June 30,
                                           2006          2005   2006        2005
Revenue
     Agency fees                              -             -      -           -
--------------------------------------------------------------------------------

Expenses
     Transaction expenses                     -             -      -           -
--------------------------------------------------------------------------------

Net income                                    -             -      -           -

Retained earnings, beginning of period        -             -      -           -
--------------------------------------------------------------------------------
Retained earnings, end of period              -             -      -           -
================================================================================

See accompanying Notes to the Financial Statements

Golden State Petroleum Transport Corporation
Statements of Cash Flows
(Unaudited)

                                                          Six month period ended
                                                                 June 30,
                                                          2006              2005
Cash flows from operating activities
Net income                                                   -                 -
--------------------------------------------------------------------------------
     Net cash provided by operating activities               -                 -
--------------------------------------------------------------------------------

     Net cash provided by investing activities               -                 -

     Net cash used in financing activities                   -                 -
Net change in cash and cash equivalents                      -                 -

Cash and cash equivalents at beginning of period             2                 2
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   2                 2
================================================================================

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

     Within the 90 days prior to the date of this report, the Company's management including the Company's Principal Executive Officer and Principal Financial Officer, carried out an evaluation under the supervision and with the participation of the Company's manager Frontline Ltd, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, management concluded that the Company's disclosure controls and procedures are effective as of June 30, 2006.

(b)  Changes in internal controls

     There have been no significant changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

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

----------
     *    Filed herewith.
     **   Furnished herewith.

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

                                    Golden State Petroleum Transport Corporation
                                    --------------------------------------------
                                                    (Registrant)


Date August 3, 2006                By  /s/ Kate Blankenship
                                       _________________________________________
                                                  Kate Blankenship
                                      Director, Chief Executive Officer, Chief
                                     Financial Officer, Chief Accounting Officer


Date August 3, 2006                By  /s/ Tor Olav Troim
                                       _________________________________________
                                                    Tor Olav Troim
                                                Director and President







SK 02089 0007 691913