Form 10-Q
period 2006-09-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2006-11-15
CIK 1038286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2006
                               -------------------------------------------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------     ------------------------

Commission File Number:        333-26227
                               -------------------------------------------------

                  Golden State Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                        13-392-7016
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                            Identification No.)

c/o Frontline Ltd, 14 Par-la-Ville Road, Hamilton, Bermuda          HM 08
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (441)295-6935
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Number of shares outstanding of each class of Registrant's Common Stock as of October 27, 2006

2 shares of Common Stock, $nil par value

Golden State Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2006

ITEM                                                                       PAGE
Part I    Financial Information
Item 1    Financial Statements
          Unaudited   Balance  Sheets  as  of  September  30,  2006  and    1
          December 31, 2005
          Unaudited  Statements of Operations and Retained  Earnings for    2
          the Three and Nine Month Periods Ended  September 30, 2006 and
          2005
          Unaudited  Statements of Cash Flows for the Nine Month Periods    3
          Ended September 30, 2006 and 2005
          Unaudited Notes to the Financial Statements                       4
Item 2    Management's  Discussion  and Analysis of Financial  Condition    4
          and Results of Operations
Item 3    Quantitative and Qualitative Disclosures about Market Risk        4
Item 4    Controls and Procedures                                           4

Part II   Other Information
Item 1    Legal Proceedings                                                 4
Item 1A   Risk Factors                                                      4
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds       4
Item 3    Defaults Upon Senior Securities                                   4
Item 4    Submission of Matters to a Vote of Security Holders               4
Item 5    Other Information                                                 4
Item 6    Exhibits                                                          4

Signatures                                                                  6

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Golden State Petroleum Transport Corporation
Balance Sheets as of September 30, 2006 and December 31, 2005
(Unaudited)


                                                    September 30,   December 31,
                                                         2006           2005
ASSETS
Current assets:
       Cash and cash equivalents                               2             2
------------------------------------------------------------------------------
Total assets                                                   2             2
==============================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
       Stockholder's equity
       Common stock, $nil par value; 100 shares
       authorised, issued and outstanding                      2             2
------------------------------------------------------------------------------
Total liabilities and stockholder's equity                     2             2
==============================================================================

See accompanying Notes to the Financial Statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings
(Unaudted)

                                         Three month period ended     Nine month period
                                               September 30,         ended September 30,
                                              2006     2005            2006      2005
Revenue
       Agency fees                               -        -             -         -
---------------------------------------------------------------------------------------

Expenses
       Transaction expenses                      -        -             -         -
--------------------------------------------------------------------------------------

Net income                                       -        -             -         -

Retained earnings, beginning of period           -        -             -         -
-------------------------------------------------------------------------------------
Retained earnings, end of period                 -        -             -         -
=====================================================================================


See accompanying Notes to the Financial Statements

Golden State Petroleum Transport Corporation
Statements of Cash Flows
(Unaudited)


                                                       Nine month period
                                                      ended September 30,
                                                        2006     2005
Cash flows from operating activities
Net income                                                 -        -
-------------------------------------------------------------------------
       Net   cash    provided   by   operating             -        -
activities
-------------------------------------------------------------------------

       Net   cash    provided   by   investing             -        -
activities

       Net cash used in financing activities               -        -
Net change in cash and cash equivalents                    -        -

Cash  and cash  equivalents  at  beginning  of             2        2
period
-------------------------------------------------------------------------
Cash and cash equivalents at end of period                 2        2
=========================================================================


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

     The Company's management, including the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006 pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's current disclosure controls and procedures were effective as of September 30, 2006.

(b)  Changes in internal controls

     There have been no material changes in the Company's internal controls or in other factors that could materially affect these controls during the period covered by this quarterly report.

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


                                   Golden State Petroleum Transport Corporation
                                   --------------------------------------------
                                               (Registrant)


Date  November 13, 2006             By   /s/ Kate Blankenship
      ------------------                 --------------------------------------
                                                  Kate Blankenship
                                        Director, Chief Executive Officer,
                                        Chief Financial Officer, Chief
                                        Accounting Officer




Date  November 13, 2006             By   /s/ Tor Olav Troim
      ------------------                 --------------------------------------
                                            Tor Olav Troim
                                            Director and President

SK 02089 0006 721582