Form 10-K
period 2006-12-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2007-04-02
CIK 1038286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 2006
                          ------------------------------------------------------
\
                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               -------------------------------------------------

Commission file number                     033-26227
                        --------------------------------------------------------

                  Golden State Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                       13-3927016
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organisation)


     4th Floor Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (441)295 6935
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                           Name of each exchange
                                                      on which registered
---------------------------------            -----------------------------------
            None                                        Not applicable

Securities registered or to be registered pursuant to section 12(g) of the Act.

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                            [ ] Yes       [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                            [ ] Yes       [X] No

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

Large accelerated               Accelerated             Non-accelerated
   filer [ ]                     filer [ ]                filer [ X ]

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 2007.
                                        2 shares of Common Stock, $nil par value


DOCUMENTS INCORPORATED BY REFERENCE: None

                  GOLDEN STATE PETROLEUM TRANSPORT CORPORATION

                                    FORM 10-K

TABLE OF CONTENTS

                                                                            Page
PART I
Item 1.     Business.......................................................... 1
Item 1A.    Risk Factors...................................................... 2
Item 1B.    Unresolved Staff Comments......................................... 2
Item 2.     Properties........................................................ 2
Item 3.     Legal Proceedings................................................. 2
Item 4.     Submission of Matters to a Vote of Security Holders............... 2

PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder.        2
            Matters and Issuer Purchases of Equity Securities.................
Item 6.     Selected Financial Data........................................... 3
Item 7.     Management's Discussion and Analysis of Financial                  3
            Condition and Results of Operations...............................
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk........ 3
Item 8.     Financial Statements and Supplementary Data....................... 4
Item 9.     Changes in and Disagreements with Accountants on Accounting        9
            and Financial Disclosure..........................................
Item 9A.    Controls and Procedures........................................... 9
Item 9B.    Other Information................................................. 9

PART III
Item 10.    Directors and Executive Officers of the Registrant................10
Item 11.    Executive Compensation............................................10
Item 12.    Security Ownership of Certain Beneficial Owners                   10
            and Management and Related Stockholder Matters....................
Item 13.    Certain Relationships and Related Transactions....................11
Item 14.    Principal Accountant Fees and Services............................11

PART IV
Item 15.    Exhibits and Financial Statement Schedules........................12
Signatures                                                                    15

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Matters discussed in this document may constitute forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their business. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.

Golden State Petroleum Transport Corporation (the "Company") desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "plan," S &"potential," "will," "may," "should" and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties. Although we believe that these assumptions were reasonable when made, because these assumptions are inherently subject to significant uncertainties and contingencies which are difficult or impossible to predict and are beyond our control, we cannot assure you that we will achieve or accomplish these expectations, beliefs or projections.

In addition to these important factors and matters discussed elsewhere herein and in the documents incorporated by reference herein, important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements include the strength of world economies and currencies, general market conditions, including fluctuations in charterhire rates and vessel values, changes in demand in the tanker market, including changes in demand resulting from changes in OPEC's petroleum production levels and world wide oil consumption and storage, changes in the Company's operating expenses, changes in governmental rules and regulations or actions taken by regulatory authorities, potential liability from pending or future litigation, general domestic and international political conditions, potential disruption of shipping routes due to accidents or political events, and other important factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission.


Item 1.    Business

The Company
Golden State Petroleum Transport Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 5, 1996. We are a special purpose corporation that was organized solely for the purpose of issuing, as agent for two affiliated entities Golden State Petro (IOM I-A) PLC and Golden State Petro (IOM I-B) PLC (together, the "Owners"), Serial and Term mortgage notes (together the "Notes"). These Notes were issued on December 24, 1996 and January 6, 1997 and proceeds were used by the Owners to finance the construction and acquisition of two very large crude carriers ("VLCCs" or the "Vessels") for charter to an unaffiliated third party (the "Initial Charterer"). The Notes are not our obligations and we do not guarantee them.

Golden State Holdings I, Limited ("GSH"), an Isle of Man company, is the owner of all of our issued and outstanding shares along with all of the issued and outstanding share of the Owners. GSH is a wholly-owned subsidiary of Independent Tankers Corporation, a Cayman Islands company ("ITC"), which itself is a wholly-owned subsidiary of Frontline Ltd ("Frontline"), a Bermuda company listed on the New York, Oslo and London Stock Exchanges.

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

Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. In accordance with these requirements, we file reports and other information with the Securities and Exchange Commission ("SEC"). These materials, including this annual report and the accompanying exhibits, may be inspected and copied at the public reference facilities maintained by the SEC 100 Fifth Street, N.E., Room 1580 Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling 1 (800) SEC-0330, and you may obtain copies at prescribed rates from the public reference facilities maintained by the SEC at its principal office in Washington, D.C. 20549. The SEC maintains a website (http://www.sec.gov.) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. In addition, documents referred to in this annual report may be inspected at our principal executive offices at Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda HM 08.

Item 1A. Risk Factors

We are a special purpose corporation that was organized solely to issue, as agent on behalf of the Owners, the Notes. Our capitalization is nominal and since December 31, 1996, we have had no activity. As a result, we are not exposed to any immediate risk factors.

Item 1B. Unresolved Staff Comments

None

Item 2.    Properties

We have no property. The Notes are collateralized by mortgages over the property of the Owners as outlined below. Other than the Vessels described below, the Owners have no property.


                                                     Delivery        Approximate
Owner              Vessel           Construction       Date              dwt.
----------------  ------------      -------------  ----------------  -----------

Golden  State     Antares Voyager   Double-hull    December 7, 1998    308,500
Petro
(IOM 1-A) plc
----------------  ---------------   -------------  ----------------  -----------
Golden  State
Petro (IOM        Phoenix Voyager   Double-hull    March 15, 1999      308,500
1-B) plc
----------------  ---------------   -------------  ----------------  -----------


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

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

     (a) There is no established trading market for the Common Stock of the Registrant.

     (b)  As of February 28, 2007 with respect to the Common Stock there was one
          (1) holder of record of the Registrant's Common Stock.

     (c)  There were no repurchases of the Common Stock of the Registrant.

Item 6.    Selected Financial Data

Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

We are a special purpose corporation that was organized solely to issue, as agent on behalf of the Owners, the Notes. We have had no activity since 1996.

Liquidity and Capital Resources

We have had no activity since December 31, 1996 and we have no source of liquidity and no capital resources.

Recently Issued Accounting Standards

There were no new accounting standards that would have an impact on our results.

In September 2006, the SEC issued SAB No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, which provides interpretative guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a "rollover" method, which focuses primarily on the income statement impact of misstatements, and the "iron curtain" method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in a current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. We adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material effect on the Company's results of operations or financial position

Contractual obligations

As at December 31, 2006, we had no contractual obligations and commitments:

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.    Financial Statements and Supplementary Data


                                                                         Page
Report of Independent Registered Public Accounting Firm                   5
Balance Sheets as of December 31, 2006 and 2005                           6
Statements of Operations and Retained  Earnings for the
  Years Ended December 31, 2006,  2005 and 2004                           7
Statements of Cash Flows for the Years Ended
  December 31, 2006, 2005 and 2004                                        8
Notes to Financial Statements                                             9

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholder
Golden State Petroleum Transport Corporation


We have audited the accompanying balance sheets of Golden State Petroleum Transport Corporation, a wholly owned subsidiary of Golden State Holdings I, Limited, as of December 31, 2006 and 2005 and the related statements of operations and retained earnings, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden State Petroleum Transport Corporation as of December 31, 2006 and 2005 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
--------------------------------
Grant Thornton LLP





New York, New York

March 29, 2007

Golden State Petroleum Transport Corporation
Balance Sheets as of December 31, 2006 and 2005
(in US$)


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
================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
     Stockholder's equity
     Common stock, $nil par value; 100 shares
       authorized, 2 shares issued and outstanding            2               2
--------------------------------------------------------------------------------

Total liabilities and stockholder's equity                    2               2
================================================================================


See accompanying notes to the financial statements

Golden State Petroleum Transport Corporation Statements of Operations and Retained Earnings for the years ended December 31, 2006, 2005 and 2004 (in US$)



                                                2006          2005          2004
Revenue
       Agency fees                               -              -             -
--------------------------------------------------------------------------------

Expenses
       Transaction expenses                      -              -             -
--------------------------------------------------------------------------------

Net income                                       -              -             -

Retained earnings, beginning of year             -              -             -
--------------------------------------------------------------------------------
Retained earnings, end of year                   -              -             -
================================================================================



See accompanying notes to the financial statements.

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 (in US$)


                                                 2006         2005         2004
Net income                                        -            -            -
--------------------------------------------------------------------------------

   Net cash provided by operating activities      -            -            -
--------------------------------------------------------------------------------

   Net cash provided by investing activities      -            -            -

   Net cash used in financing activities          -            -            -
Net change in cash and cash equivalents           -            -            -

Cash and cash equivalents at beginning of year    2            2            2
--------------------------------------------------------------------------------
Cash and cash equivalents at end of year          2            2            2
================================================================================




See accompanying notes to the financial statements.

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

2.   CAPITALIZATION

The Company's capitalization is nominal and it has no source of income and has no direct employees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Owners' manager Frontline, including the Company's President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.

Changes in internal controls

There were no material changes in the Company's internal control over financial reporting during the year.

Item 9B.    Other Information

None.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

The Company does not have operations nor does it have any employees involved in management. The following table sets forth the name, age and principal position with the Company of each of its executive directors.


  Name                Age   Position with Company
  Tor Olav Troim      44    Director and President
  Kate Blankenship    42    Director,  Secretary,  Chief Executive Officer,
                            Chief Financial Officer and Chief Accounting Officer


Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

Tor Olav Troim has been the President of Golden State Petroleum Transport Corporation since July 30, 1998 and has been a Director of the Company since November 1, 1998. Mr Troim has been Vice-President and a director of Frontline, a Bermuda publicly listed company since November 1997 as well as Chairman of Ship Finance International Limited, a Bermuda company listed on the New York Stock Exchange since 2004. Mr. Troim also serves as a consultant to Seatankers and since May 2000, Mr. Troim has been a director, Chief Executive Officer and Vice-Chairman of Knightsbridge Tankers Limited, a Bermuda company listed on the NASDAQ National Market. Mr. Troim is a director of Golden Ocean Group Limited, a Bermuda company listed on the Oslo Stock Exchange and is also a director, Vice-President and Chief Executive Officer of Golar LNG Limited, a Bermuda company listed on the NASDAQ National Market and Oslo Stock Exchange. He is a director of Aktiv Inkasso ASA, a Norwegian company listed on the Oslo Stock Exchange. Prior to his service with Frontline, from January 1992, Mr. Troim served as Managing Director and a member of the board of Directors of DNO AS, a Norwegian oil company.

Kate Blankenship has been the Secretary of the Company since July 30, 1998 and has been a Director, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Company since November 1, 1998. She joined Frontline in 1994 and served as the Chief Accounting Officer and Secretary until October 2005 and now serves as a director of Frontline. Mrs. Blankenship is also a director of Golar LNG Limited, Golden Ocean Group Limited, Ship Finance International Limited, Seadrill Limited and is the Chief Financial Officer of Knightsbridge. Mrs Blankenship is a member of the Institute of Chartered Accountants in England and Wales.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of February 28, 2007 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on February 28, 2007.

                              Beneficial Ownership


                  Name and address of
Class of shares   beneficial owners       Number of shares      Percent of Class
---------------   --------------------    ---------------       ----------------
Ordinary Shares   Frontline Ltd(1)        2                     100%


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

Item 14.     Principal Accountant Fees and Services

We have engaged Grant Thornton LLP as our principal accountant. The following table summarises fees we have paid Grant Thornton LLP for independent auditing, tax and related services for each of the last two fiscal years:

                                                2006                      2005
         Audit fees (1)                         $24,150                   $2,870
         Audit-related fees (2)                 n/a                       n/a
         Tax fees (3)                           n/a                       n/a
         All other fees (4)                     n/a                       n/a

1 Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements or
(iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report on Form 10-K. All cost of administering the Company are payable by Frontline from the management fee paid by the Owners.

2 Audit-related fees represent amounts we were billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews. This category primarily includes services relating to internal control assessments and accounting-related consulting.

3 Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning.

4 All other fees represent amounts we were billed in each of the years presented for services not classifiable under the other categories listed in the table above. Grant Thornton LLP rendered no such services during the last two years.

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

Item 15.     Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report under Item
8. Financial Statements and Supplementary Data:

Financial Statements

Report of Registered Public Accounting Firm

Balance Sheets at December 31, 2006 and 2005

Statements of Operations and Retained Earnings for the Years Ended December 31, 2006, 2005 and 2004

Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Financial Statements


(b) Exhibits

3.1  Certificate of Incorporation of Golden State Petroleum.*

3.2  Bylaws of Golden State Petroleum.*

3.3  Memorandum and Articles of Association of Golden State Petro (IOM I-A)
     PLC.*

3.4  Memorandum and Articles of Association of Golden State Petro (IOM I-B)
     PLC.*

4.1 Indenture, dated as of December 1, 1996, among Golden State Petroleum, the Owners and the Indenture Trustee, in respect of the 8.04% First Preferred Mortgage Notes due 2019.*

4.2 Stock Pledge Agreement between Golden State Holdings I Ltd. and the Indenture Trustee.*

4.3 Issue of One Debenture, dated as of December 1, 1997, between Golden State Petro (IOM I-A) PLC and the Indenture Trustee.*

4.4 Issue of One Debenture, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and the Indenture Trustee.*

4.5 Assignment of Charter, dated as of December 1, 1996, between Golden State Petro (IOM I-A) PLC and the Indenture Trustee.*

4.6 Assignment of Charter, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and the Indenture Trustee.*

4.7 Assignment of Shipbuilding Contract and Agreement on Contract for Technical Matters, dated as of December 1, 1996, among Golden State Petro (IOM-IA) PLC and the Indenture Trustee.*

4.8 Assignment of Shipbuilding Contract and Agreement on Contract for Technical Matters, dated as of December 1, 1996, among Golden State Petro (IOM-IB) PLC and the Indenture Trustee.*

4.9 Assignment of Building Contract Guarantee, dated as of December 1, 1996, between Golden State Petro (IOM I-A) PLC and the Initial Charterer.*

4.10 Assignment of Building Contract Guarantee, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and the Initial Charterer.*

4.11 Guarantee, made as of December 24, 1996, from Chevron to Golden State Petro (IOM I-A) PLC.*

4.12 Guarantee, made as of December 24, 1996, from Chevron to Golden State Petro (IOM I-B) PLC.*

4.13 Assignment of Management Agreement, dated as of December 1, 1996, between Golden State Petro (IOM I-A) PLC and the Indenture Trustee.*

4.14 Assignment of Management Agreement, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and the Indenture Trustee.*

4.15  Form of Exchange Note.*

5.1 Opinion of Thacher Proffitt & Wood, counsel to the Owners, as to the validity of the Exchange Notes.*

10.1 Serial Note Purchase Agreement, dated December 19, 1996, among Donaldson, Lufkin & Jenrette Securities Corporation, Golden State Petroleum and each Owner.*

10.2 Term Note Purchase Agreement, dated December 19, 1996, among Donaldson, Lufkin & Jenrette Securities Corporation, Golden State Petroleum and each Owner.*

10.3 Shipbuilding Contract, made as of December 24, 1996, among Golden State Petro (IOM I-A) PLC and the Builders.*

10.4 Shipbuilding Contract, made as of December 24, 1996, among Golden State Petro (IOM I-B) PLC and the Builders.*

10.5 Promissory Note from Golden State Petro (IOM I-A) PLC to Samsung Heavy Industries Co. Ltd.*

10.6 Agreement on Contract for Technical Matters, made as of December 24, 1996, among Golden State Petro (IOM-IA) PLC, Samsung Heavy Industries Co., Ltd and Chevron Shipping company, as agent for the Initial Charterer.*

10.7 Agreement on Contract for Technical Matters, made as of December 24, 1996, among Golden State Petro (IOM-IB) PLC, Samsung Heavy Industries Co., Ltd and Chevron Shipping company, as agent for the Initial Charterer.*

10.8 Bareboat Charter, made as of December 24, 1996, between Golden State Petro (IOM I-A) PLC and the Initial Charterer.*

10.9 Bareboat Charter, made as of December 24, 1996, by and between Golden State Petro (IOM I-B) PLC and the Initial Charterer.*

10.10 Management Agreement, dated as of December 1, 1996, between Golden State Petro (IOM I-A) PLC and Cambridge Fund Management LLC.*

10.11 Management Agreement, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and Cambridge Fund Management LLC.*

10.12 Agency Agreement, dated as of December 24, 1996, between the Owners and Golden State Petroleum.*

10.13 Registration Rights Agreement, dated as of December 24, 1996, among Golden State Petroleum, Donaldson, Lufkin & Jenrette Securities Corporation and each Owner.*

23.1  Consent of Coopers & Lybrand L.L.P. (New York)**

23.3  Consent of Coopers & Lybrand LLP (Isle of Man)**

23.5  Consent of Thacher Proffitt & Wood (contained in Exhibit 5.1).*

23.6  Consent of Cains.*

25.1  Statement of eligibility of trustee on Form T-1.*

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1  *Letter of Transmittal.

99.2  *Notice of Guaranteed Delivery.


* Incorporated by reference from the Registrant's Registration Statement on Form F-4, Commission File Number 333-26227, dated April 30, 1997.

** Incorporated by reference from the Registrant's Registration Statement on Form F-4/A, Commission File Number 333-26227, dated June 25, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

                                             Golden State Transport Corporation
                                           -------------------------------------
                                                  (Registrant)


Date    April 2, 2007                      By        /s/Tor Olav Troim
    ---------------------                     ----------------------------------
                                                      Tor Olav Troim
                                                  Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date    April 2, 2007                      By        /s/ Kate Blankenship
    ---------------------                     ----------------------------------
                                                       Kate Blankenship
                                              Director, Chief Executive Officer,
                                                Chief Financial Officer,
                                                Chief Accounting Officer



Date    April 2, 2007                      By        /s/Tor Olav Troim
    ---------------------                     ----------------------------------
                                                      Tor Olav Troim
                                                  Director and President



SK 02089 0007 760678 v2