Form 10-Q
period 2007-03-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2007-05-15
CIK 1038286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2007
                                  ----------------------------------------------

                                       Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                                --------------------  --------------------------

Commission File Number:  333-26227
                         -------------------------------------------------------

                  Golden State Petroleum Transport Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                13-392-7016
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

c/o Frontline Ltd, 14 Par-la-Ville Road, Hamilton, Bermuda                  HM08
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

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

Large accelerated filer [_]   Accelerated filer [_]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                [_] Yes   [X] No

Number of shares outstanding of each class of Registrant's Common Stock as of April 30, 2007

2 shares of Common Stock, $0.0 par value per share

Golden State Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2007


                                                                            PAGE
Part I    Financial Information
Item 1    Unaudited Financial Statements
          Unaudited Balance Sheets as of March 31, 2007 and December 31, 2006 2 Unaudited Statements of Operations and Retained Earnings for the
          three month periods ended March 31, 2007 and 2006                    3
          Unaudited Statements of Cash Flows for the three month periods
          ended March 31, 2007 and 2006                                        4
          Notes to the Financial Statements                                    5
Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                5
Item 3    Quantitative and Qualitative Disclosures about Market Risk           5
Item 4    Controls and Procedures                                              5

Part II   Other Information
Item 1    Legal Proceedings                                                    6
Item 1A   Risk Factors                                                         6
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds          6
Item 3    Defaults Upon Senior Securities                                      6
Item 4    Submission of Matters to a Vote of Security Holders                  6
Item 5    Other Information                                                    6
Item 6    Exhibits                                                             6

Signatures                                                                     7

PART I - FINANCIAL INFORMATION

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

Golden State Petroleum Transport Corporation (the "Company") desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "plan," "potential," "will," "may," "should" and similar expressions identify forward-looking statements.

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

Item 1 - Financial Statements

Golden State Petroleum Transport Corporation
Balance Sheets as of March 31, 2007 and December 31, 2006
(Unaudited)
                                                   March 31,     December 31,
                                                     2007             2006

ASSETS
Current assets:
     Cash and cash equivalents                          2                2
--------------------------------------------------------------------------------
Total assets                                            2                2
================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY
     Stockholder's equity
     Common stock, $0.0 par value; 100 shares
     authorized, issued and outstanding                 2                2
--------------------------------------------------------------------------------
Total liabilities and stockholder's equity              2                2
================================================================================

See accompanying Notes to the Financial Statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the three month periods ended March 31, 2007 and 2006 (Unaudited)



                                                            Three month period
                                                               ended March 31,
                                                          2007              2006
Revenue
     Agency fees                                            -                 -
--------------------------------------------------------------------------------

Expenses
     Transaction expenses                                   -                 -
--------------------------------------------------------------------------------

Net income                                                  -                 -

Retained earnings, beginning of period                      -                 -
--------------------------------------------------------------------------------
Retained earnings, end of period                            -                 -
================================================================================

See accompanying Notes to the Financial Statements

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the three month periods ended March 31, 2007 and 2006
(Unaudited)


                                                              Three month period
                                                                 ended March 31,
                                                                  2007      2006
Net income                                                           -        -
--------------------------------------------------------------------------------
     Net cash provided by operating activities                       -        -
--------------------------------------------------------------------------------

     Net cash provided by investing activities                       -        -

     Net cash used in financing activities                           -        -
--------------------------------------------------------------------------------
Net change in cash and cash equivalents                              -        -

Cash and cash equivalents at beginning of period                     2        2
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           2        2
================================================================================

See accompanying Notes to Financial Statements

Golden State Petroleum Transport Corporation
Notes to the Financial Statements

Description of business and basis of preparation
Golden State Petroleum Transport Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 5, 1996. We are a special purpose corporation that was organized solely for the purpose of issuing, as agent for two affiliated entities Golden State Petro (IOM I-A) PLC and Golden State Petro (IOM I-B) PLC (together, the "Owners"), Serial and Term mortgage notes (together the "Notes"). These Notes were issued on December 24, 1996 and January 6, 1997 and proceeds were used by the Owners to finance the construction and acquisition of two very large crude carriers ("VLCCs" or the "Vessels") for charter to an unaffiliated third party (the "Initial Charterer"). The Notes are not our obligations and we do not guarantee them.

Golden State Holdings I, Limited ("GSH"), an Isle of Man company, is the owner of all of our issued and outstanding shares along with all of the issued and outstanding shares of the Owners. GSH is a wholly-owned subsidiary of Independent Tankers Corporation, a Cayman Islands company ("ITC"), which itself is a wholly-owned subsidiary of Frontline Ltd ("Frontline"), a Bermuda company listed on the New York, Oslo and London Stock Exchanges.

In accordance with a management agreement between each of the Owners and Frontline, Frontline provides administrative, management and advisory services for an annual fee of $50,000 for each vessel, payable semi-annually. All costs of administering both us and the Owners are payable by Frontline from this management fee. The management agreement is effective until termination by either party upon 30 days prior written notice.

The interim financial statements of Golden State Petroleum Transport Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4.    Controls and Procedures

(a)  Disclosure Controls and Procedures.

     The Company's management, including the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007 pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's current disclosure controls and procedures were effective as of March 31, 2007.

(b)  Changes in Internal Control over Financial Reporting

     There have been no material changes in the Company's internal controls or in other factors that could materially affect these controls during the period covered by this quarterly report.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A.    Risk Factors

Since December 31, 2006, there have been no material changes in the risk factors as discussed in "Risk Factors" and elsewhere in our Form 10-K that was filed with the SEC on April 2, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the quarter ended March 31, 2007.

Item 5.    Other Information

None

Item 6.    Exhibits

(a)   Exhibits and reports to be filed

       Exhibit                          Description
       -------                          -----------

        31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

        31.2 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

        32.1 Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                    Golden State Petroleum Transport Corporation
                                    --------------------------------------------
                                                    (Registrant)


Date  May 15, 2007                   By /s/ Kate Blankenship
                                        ---------------------------------------
                                            Kate Blankenship
                                            Director, Chief Executive Officer,
                                            Chief Financial Officer, Chief
                                            Accounting Officer


Date  May 15, 2007                   By /s/ Tor Olav Troim
                                        ----------------------------------------
                                            Tor Olav Troim
                                            Director and President