Form 10-Q
period 2007-08-13
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2007-08-13
CIK 1038286

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Frontline Ltd, 14 Par-la-Ville Road, Hamilton, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

(441) 295 6935
(Registrant’s telephone number, including area code)

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
[X] Yes  [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer”) in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[_]	Accelerated filer	[_]	Non-accelerated filer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
     [   ] Yes                      [ X] No

Number of shares outstanding of each class of Registrant’s Common Stock as of April 30, 2007

2 shares of Common Stock, $0.0 par value per share

Golden State Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six month period ended June 30, 2007

PART I – FINANCIAL INFORMATION

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

Golden State Petroleum Transport Corporation (the “Company”) desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “plan,” S &”potential,” “will,” “may,” “should”  and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties.  Although we believe that these assumptions were reasonable when made, because these assumptions are inherently subject to significant uncertainties and contingencies which are difficult or impossible to predict and are beyond our control, we cannot assure you that we will achieve or accomplish these expectations, beliefs or projections.

In addition to these important factors and matters discussed elsewhere herein and in the documents incorporated by reference herein, important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements include the strength of world economies and currencies, general market conditions, including fluctuations in charterhire rates and vessel values, changes in demand in the tanker market, including changes in demand resulting from changes in OPEC’s petroleum production levels and world wide oil consumption and storage, changes in the Company’s operating expenses, changes in governmental rules and regulations or actions taken by regulatory authorities, potential liability from pending or future litigation, general domestic and international political conditions, potential disruption of shipping routes due to accidents or political events, and other important factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission.

Item 1 – Financial Statements

Golden State Petroleum Transport Corporation
Balance Sheets as of June 30, 2007 and December 31, 2006
(Unaudited)
(in US$)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND STOCKHOLDER’S EQUITY
Stockholder’s equity
Common stock, $0.0 par value; 100 shares
authorized, issued and outstanding	2	2
Total liabilities and stockholder’s equity	2	2

See accompanying Notes to the unaudited  financial statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the three and six month periods ended June 30, 2007 and 2006
(Unaudited)
(in US$)

	Three month period ended June 30,		Six month period ended June 30,
	2007	2006	2007	2006
Revenue
Agency fees	-	-	-	-

Expenses
Transaction expenses	-	-	-	-

Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See accompanying Notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the Six Month Periods Ended June 30, 2007 and 2006
(Unaudited)
(in US$)

	Six month period ended June 30,
	2007	2006
Net income	-	-
Net cash provided by operating activities	-	-

Net cash provided by investing activities	-	-

Net cash used in financing activities	-	-
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	2	2

See accompanying Notes to unaudited financial statements

Golden State Petroleum Transport Corporation
Notes to the Financial Statements

Description of business and basis of preparation

Golden State Petroleum Transport Corporation (the “Company”) was incorporated under the laws of the State of Delaware on December 5, 1996.  We are a special purpose corporation that was organized solely for the purpose of issuing, as agent for two affiliated entities Golden State Petro (IOM I-A) PLC and Golden State Petro (IOM I-B) PLC (together, the “Owners”), serial and term mortgage notes (together the “Notes”).  These Notes were issued on December 24, 1996 and January 6, 1997 and proceeds were used by the Owners to finance the construction and acquisition of two very large crude carriers (“VLCCs” or the “Vessels”) for charter to an unaffiliated third party (the “Initial Charterer”).  The Notes are not our obligations and we do not guarantee them.

Golden State Holdings I, Limited (“GSH”), an Isle of Man company, is the owner of all of our issued and outstanding shares along with all of the issued and outstanding shares of the Owners.  GSH is a wholly-owned subsidiary of Independent Tankers Corporation, a Cayman Islands company (“ITC”), which itself is a wholly-owned subsidiary of Frontline Ltd (“Frontline”), a Bermuda company listed on the New York, Oslo and London Stock Exchanges.

In accordance with a management agreement between each of the Owners and Frontline, Frontline provides administrative, management and advisory services for an annual fee of $50,000 for each vessel, payable semi-annually.  All costs related to administering these agreements to us and Owners are payable by Frontline from this management fee.  The management agreement is effective until termination by either party upon 30 days prior written notice.

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not applicable

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.    Controls and Procedures

(a)	Disclosure Controls and Procedures.

The Company’s management, including the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007 pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2007.

(b)	Changes in Internal Control over Financial Reporting

There have been no material changes in the Company’s internal controls or in other factors that could materially affect these controls during the period covered by this quarterly report.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings
None

Item 1A.    Risk Factors
Since December 31, 2006, there have been no material changes in the risk factors as discussed in “Risk Factors” and elsewhere in our Form 10-K that was filed with the SEC on April 2, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.    Defaults Upon Senior Securities
None

Item 4.    Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our security holders in the quarter ended June 30, 2007.

Item 5.    Other Information
None

Item 6.    Exhibits
(a)	Exhibits and reports to be filed

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

Golden State Petroleum Transport Corporation
(Registrant)

Date	August 13, 2007	By	/s/ Kate Blankenship
Kate Blankenship
Director, Chief Executive Officer,
Chief Financial Officer,
Chief Accounting Officer

Date	August 13, 2007	By	/s/ Tor Olav Troim
Tor Olav Troim
Director and President