Form 10-Q
period 2007-09-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2007-11-14
CIK 1038286

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Frontline Ltd, 14 Par-la-Ville Road, Hamilton, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [    ]                                                             Accelerated filer [    ]                                                                          Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                         [   ] Yes                      [ X] No

Number of shares outstanding of each class of Registrant's Common Stock as of October 31, 2007

2 shares of Common Stock, $0.0 par value per share

Golden State Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2007

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

Item 1 – Financial Statements

Golden State Petroleum Transport Corporation
Balance Sheets as of September 30, 2007 and December 31, 2006
(Unaudited)
(in US$)

	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND STOCKHOLDER’S EQUITY
Stockholder’s equity
Common stock, $0.0 par value; 100 shares
authorized, two shares issued and outstanding	2	2
Total liabilities and stockholder’s equity	2	2

See accompanying Notes to the unaudited  financial statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the three and nine month periods ended September 30, 2007 and 2006
(Unaudited)
(in US$)

	Three month period ended September 30,		Nine month period ended September 30,
	2007	2006	2007	2006
Revenue
Agency fees	-	-	-	-

Expenses
Transaction expenses	-	-	-	-

Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See accompanying Notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the Nine Month Periods Ended September 30, 2007 and 2006
(Unaudited)
(in US$)

	Nine month period ended September 30,
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

See accompanying Notes to unaudited financial statements

Golden State Petroleum Transport Corporation
Notes to the Financial Statements

Description of business and basis of preparation

Golden State Petroleum Transport Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 5, 1996.  We are a special purpose corporation that was organized solely for the purpose of issuing, as agent for two affiliated entities Golden State Petro (IOM I-A) PLC and Golden State Petro (IOM I-B) PLC (together, the "Owners"), serial and term mortgage notes (together the “Notes”).  These Notes were issued on December 24, 1996 and January 6, 1997 and proceeds were used by the Owners to finance the construction and acquisition of two very large crude carriers (“VLCCs” or the “Vessels”) for charter to an unaffiliated third party (the “Initial Charterer”).  The Notes are not our obligations and we do not guarantee them.

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

The Company’s management, including the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007 pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2007.

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
None

Item 3.    Defaults Upon Senior Securities
None

Item 4.    Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our security holders in the quarter ended September 30, 2007.

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

Golden State Petroleum Transport Corporation
(Registrant)

Date: November 13, 2007	By: /s/ Kate Blankenship
Kate Blankenship
Director, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer

Date: November 13, 2007	By: /s/ Tor Olav Troim Tor Olav Troim Director and President