Form 10-K
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2008-03-31
CIK 1038286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	033-26227

Golden State Petroleum Transport Corporation
(Exact name of Registrant as specified in its charter)

Delaware	13-3927016
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organisation)

4th Floor Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda
(Address of principal executive offices)

(441) 295 6935
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
on which registered
None	Not applicable

Securities registered or to be registered pursuant to section 12(g) of the Act.

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		[ ] Yes	[ X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		[ ] Yes	[ X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		[ X ] Yes	[ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
		[ ] Yes	[ X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’ most recently completed second fiscal quarter.

None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 2008.
2 shares of Common Stock, $0.0 par value

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

Golden State Holdings I, Limited (“GSH”), an Isle of Man company, is the owner of all of our issued and outstanding shares along with all of the issued and outstanding share of the Owners.  GSH is a wholly-owned subsidiary of Independent Tankers Corporation, a Cayman Islands company (“ITC”), which itself is controlled by Frontline Ltd (“Frontline”), a Bermuda company listed on the New York, Oslo and London Stock Exchanges.

In February, 2008, Frontline established an intermediary holding company, Independent Tankers Corporation Limited (“ITC Bermuda”) to hold their investment in ITC and distributed 20% of ITC Bermuda’s common shares to Frontline’s ordinary shareholders.

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

Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. In accordance with these requirements, we file reports and other information with the Securities and Exchange Commission (“SEC”). These materials, including this annual report and the accompanying exhibits, may be inspected and copied at the public reference facilities maintained by the SEC 100 Fifth Street, N.E., Room 1580 Washington, D.C. 20549.  You may obtain information on the operation of the public reference room by calling 1 (800) SEC-0330, and you may obtain copies at prescribed rates from the public reference facilities maintained by the SEC at its principal office in Washington, D.C. 20549.  The SEC maintains a website (http://www.sec.gov.) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. In addition, documents referred to in this annual report may be inspected at our principal executive offices at Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda HM 08.

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

Owner	Vessel	Construction	Delivery Date	Approximate dwt.
Golden State Petro (IOM 1-A) plc	Antares Voyager	Double-hull	December 7, 1998	308,500
Golden State Petro (IOM 1-B) plc	Phoenix Voyager	Double-hull	March 15, 1999	308,500

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	There is no established trading market for the Common Stock of the Registrant.

(b)	As of February 29, 2008 with respect to the Common Stock there was one (1) holder of record of the Registrant's Common Stock.

(c)	There were no repurchases of the Common Stock of the Registrant.

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

Contractual obligations

As at December 31, 2007, we had no contractual obligations and commitments:

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
Golden State Petroleum Transport Corporation

We have audited the accompanying balance sheets of Golden State Petroleum Transport Corporation, a wholly owned subsidiary of Golden State Holdings I, Limited, as of December 31, 2007 and 2006 and the related statements of operations and retained earnings, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden State Petroleum Transport Corporation as of December 31, 2007 and 2006 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

New York, New York

March 28, 2008

Golden State Petroleum Transport Corporation
Balance Sheets as of December 31, 2007 and 2006
(in US$)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND STOCKHOLDER’S EQUITY
Stockholder’s equity
Common stock, $0.0 par value; 100 shares
authorized, 2 shares issued and outstanding	2	2
Total liabilities and stockholder’s equity	2	2

See accompanying notes to the financial statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the years ended December 31, 2007, 2006 and 2005
(in US$)

	2007	2006	2005
Revenue
Agency fees	-	-	-

Expenses
Transaction expenses	-	-	-

Net income	-	-	-

Retained earnings, beginning of year	-	-	-
Retained earnings, end of year	-	-	-

See accompanying notes to the financial statements.

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
(in US$)

	2007	2006	2005
Net income	-	-	-
Net cash provided by operating activities	-	-	-

Net cash provided by investing activities	-	-	-

Net cash used in financing activities	-	-	-
Net change in cash and cash equivalents	-	-	-

Cash and cash equivalents at beginning of year	2	2	2
Cash and cash equivalents at end of year	2	2	2

See accompanying notes to the financial statements.

Golden State Petroleum Transport Corporation
Notes to Financial Statements

1.	GENERAL

Golden State Petroleum Transport Corporation (the “Company”) was incorporated under the laws of the State of Delaware on December 5, 1996.  The Company is a special purpose corporation that was organized solely for the purpose of issuing certain mortgage notes as agent for two affiliated entities, Golden State Petro (IOM I-A) PLC and Golden State Petro (IOM I-B) PLC (collectively, the “Owners”).  The mortgage notes were issued on December 24, 1996 and January 6, 1997 and the proceeds were used by the Owners to finance the construction and acquisition of two very large crude carriers for charter to an unaffiliated third party. The mortgage notes are not obligations of, and are not guaranteed by, the Company.

The Company is a wholly-owned subsidiary of Golden State Holdings I, Limited, an Isle of Man holding company, which is a wholly-owned subsidiary of Independent Tankers Corporation (“ITC”). ITC is in turn controlled by Frontline, a publicly listed Bermuda company.

In February, 2008, Frontline established an intermediary holding company, Independent Tankers Corporation Limited (“ITC Bermuda”) to hold their investment in ITC and distributed 20% of ITC Bermuda’s common shares to Frontline’s ordinary shareholders.

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

Use of Estimates
The preparation of financial statements in accordance with US GAAP requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities on the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

2.	CAPITALIZATION

The Company’s capitalization is nominal and it has no source of income and has no direct employees.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Owners’ manager Frontline, including the Company’s President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, the Company’s President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Changes in internal controls

The Company's management with the participation of the Company’s manager, Frontline Ltd, has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting and has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The Company does not have operations nor does it have any employees involved in management.  The following table sets forth the name, age and principal position with the Company of each of its executive directors.

Name	Age	Position with Company
Tor Olav Troim	45	Director and President
Kate Blankenship	43	Director, Secretary, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

Tor Olav Troim has been the President of Golden State Petroleum Transport Corporation since July 30, 1998 and has been a Director of the Company since November 1, 1998.  He was Vice-President and a director of Frontline from November 1997 to March 2008 and has served as an alternate director of Frontline since March 2008. He has also been a Director of Ship Finance International Limited since October 2003 and was the Chairman of the board until September 2007. Mr. Trøim graduated as M.Sc Naval Architect from the University of Trondheim, Norway, in 1985. His experience includes Portfolio Manager Equity in Storebrand ASA (1987-1990) and Chief Executive Officer for the Norwegian Oil Company DNO AS (1992-1995). Since 1995 Mr. Trøim has been a director of SeaTankers Management in Cyprus. In this capacity, he has acted as Chief Executive Officer for the public companies Knightsbridge Tankers Limited, Golar LNG Limited (NASDAQ) and Seadrill.  Mr. Troim is currently Vice Chairman of the latter two companies and in addition is a member of the Boards in the public companies Golden Ocean (OSE), Aktiv Kapital ASA (OSE) and Marine Harvest ASA (OSE).

Kate Blankenship has been the Secretary of the Company since July 30, 1998 and has been a Director, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Company since November 1, 1998.  She joined Frontline in 1994 and served as the Chief Accounting Officer and Secretary until October 2005 and now serves as a director of Frontline.  Mrs. Blankenship is also a director of Golar LNG Limited, Golden Ocean Group Limited, Ship Finance International Limited and Seadrill Limited. Mrs Blankenship is a member of the Institute of Chartered Accountants in England and Wales.

The Company’s equity is neither listed nor publicly traded. The equity is held by one beneficial holder, Frontline. The Owners obligations toward their bondholders are set out in detail in covenants contained in the Indenture for their Notes. Accordingly the Company’s Board of Directors has determined that the roles played by an audit committee or business code of ethics would have no applicability to the Company.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of February 29, 2008 with respect to the ownership by each person or group of persons, known by the registrant to be a beneficial owner of 5% or more of the Common Stock.

Except as set forth below, the Registrant is not aware of any beneficial owner of more than 5% of the Common Stock as of close of business on February 29, 2008.

Beneficial Ownership
Class of shares	Name and address of beneficial owners	Number of shares	Percent of Class
Ordinary Shares	Frontline Ltd[1]	2	80%

1 The issued and outstanding shares of the Company are owned by Golden State Holdings I, Limited.  All of the issued and outstanding shares of Golden State Holdings I, Limited are owned by Independent Tankers Corporation.
All of the issued and outstanding shares of Independent Tankers Corporation are owned by Independent Tankers Corporation Limited, which is 80% owned by Frontline.

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

Item 14.     Principal Accountant Fees and Services

We have engaged Grant Thornton LLP as our principal accountant. The following table summarises fees we have paid Grant Thornton LLP for independent auditing, tax and related services for each of the last two fiscal years:

	2007	2006
Audit fees (1)	$41,000	$24,150
Audit-related fees (2)	n/a	n/a
Tax fees (3)	n/a	n/a
All other fees (4)	n/a	n/a

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

The engagement of the Company’s auditor is approved by the full Board of Directors in advance of the engagement. Fees are borne by the Owners.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report under Item 8. Financial Statements and Supplementary Data:

Financial Statements

Report of Registered Public Accounting Firm

Balance Sheets at December 31, 2007 and 2006

Statements of Operations and Retained Earnings for the Years Ended December 31, 2007, 2006 and 2005

Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

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

Golden State Transport Corporation
(Registrant)

Date	March 31, 2008	By	/s/ Tor Olav Troim
Tor Olav Troim
Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	March 31, 2008	By	/s/ Kate Blankenship
Kate Blankenship
Director, Chief Executive Officer, Chief Financial
Officer, Chief Accounting Officer

Date	March 31, 2008		/s/ Tor Olav Troim
Tor Olav Troim
Director and President