Form 10-Q
period 2008-06-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2008-08-14
CIK 1038286

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Frontline Ltd, 14 Par-la-Ville Road, Hamilton, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

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
     [   ] Yes                      [ X] No

Number of shares outstanding of each class of Registrant’s Common Stock as of July 31, 2008.

2 shares of Common Stock, $0.0 par value per share

Golden State Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Six month period ended June 30, 2008

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

Golden State Petroleum Transport Corporation (the “Company”) desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” “plan,” “potential,” “will,” “may,” “should”  and similar expressions identify forward-looking statements.

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

Item 1 – Financial Statements

Golden State Petroleum Transport Corporation
Balance Sheets as of June 30, 2008 and December 31, 2007
(Unaudited)
(in US$)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND STOCKHOLDER’S EQUITY
Stockholder’s equity
Common stock, $0.0 par value; 100 shares
authorized, two shares issued and outstanding	2	2
Total liabilities and stockholder’s equity	2	2

See accompanying Notes to the unaudited  financial statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the three and six month periods ended June 30, 2008 and 2007
(Unaudited)
(in US$)

	Three month period ended June 30,		Six month period ended June 30,
	2008	2007	2008	2007
Revenue
Agency fees	-	-	-	-

Expenses
Transaction expenses	-	-	-	-

Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See accompanying Notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the six month periods ended June 30, 2008 and 2007
(Unaudited)
(in US$)

	Six month period ended June 30,
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

Golden State Holdings I, Limited (“GSH”), an Isle of Man holding company, is the owner of all our issued and outstanding shares along with all of the issued and outstanding shares of the Owners.  GSH is wholly-owned by Independent Tankers Corporation, a Cayman Islands company (“ITC”), which itself is majority owned by Frontline Ltd., or Frontline, a Bermuda company whose shares are listed on the New York Stock Exchange, London Stock Exchange and Oslo Stock Exchange.

In February 2008, Frontline established an intermediary holding company, Independent Tankers Corporation Limited (“ITCL”) to hold their investment in ITC and distributed 17.53% of ITCL’s common shares to Frontline’s ordinary shareholders in March 2008.

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

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not applicable

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.    Controls and Procedures

(a)	Disclosure Controls and Procedures.

The Company’s management, including the Principal Executive Officer and the Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008 pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s current disclosure controls and procedures were effective as of June 30, 2008.

(b)	Changes in Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  The Company's internal control over financial reporting is designed to provide reasonable assurances as to the reliability of financial reporting and the accuracy and adequacy of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

The Company's management including the Principal Executive Officer and Principal Financial Officer, has conducted an assessment of the effectiveness of the Company's internal control over financial reporting and has determined that the Company's internal control over financial reporting as of June 30, 2008 is effective.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the quarter ended June 30, 2008.

Item 5.   Other Information

None

Item 6.   Exhibits

(a)	Exhibits and reports to be filed

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

Golden State Petroleum Transport Corporation
(Registrant)

Date:	August 14, 2008	By	/s/ Kate Blankenship
Kate Blankenship
Director, Chief Financial Officer, Chief Accounting Officer

Date:	August 14, 2008	By	/s/ Tor Olav Troim
Tor Olav Troim
Director and President