Form 10-Q
period 2008-09-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2008-10-17
CIK 1038286

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Frontline Ltd, 14 Par-la-Ville Road, Hamilton, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

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
[X] Yes  [__] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer”) in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [__]                                                             Accelerated filer [__]
Non-accelerated filer [X]                                                                Smaller Reporting Company [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[__] Yes  [X] No

Number of shares outstanding of each class of Registrant’s Common Stock as of October 15, 2008

2 shares of Common Stock, $0.00 par value per share

Golden State Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Nine month period ended September 30, 2008

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

Item 1 – Financial Statements

Golden State Petroleum Transport Corporation
Balance Sheets as of September 30, 2008 and December 31, 2007
(Unaudited)
(in US$)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND STOCKHOLDER’S EQUITY
Stockholder’s equity
Common stock, $0.00 par value; 100 shares authorized,
two shares issued and outstanding	2	2
Total liabilities and stockholder’s equity	2	2

See accompanying Notes to the unaudited  financial statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the three and nine month periods ended September 30, 2008 and 2007
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

See accompanying Notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the nine month periods ended September 30, 2008 and 2007
(Unaudited)
(in US$)

	Nine month period ended September 30,
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

Item 4T.    Controls and Procedures

(a)	Disclosure Controls and Procedures.

The Company’s management, including the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008 pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2008.

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

The Company's management including the Principal Executive Officer and Principal Financial Officer,   has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting and has determined that the Company’s internal control over financial reporting as of September 30, 2008 is effective.

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

None

Item 3.      Defaults Upon Senior Securities

None

Item 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the quarter ended September 30, 2008.

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

Golden State Petroleum Transport Corporation
(Registrant)

Date	17 October 2008	By	/s/ Kate Blankenship
Kate Blankenship
Director, Chief Financial Officer, Chief Accounting Officer

Date	17 October 2008	By	/s/ Tor Olav Troim
Tor Olav Troim
Director and President

7