Form 10-K
period 2008-12-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2009-03-27
CIK 1038286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2008

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	333-26227

Golden State Petroleum Transport Corporation
(Exact name of Registrant as specified in its charter)

Delaware	13-3927016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4th Floor Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda HM08
(Address of principal executive offices)

(441) 295 6935
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not applicable

Securities registered or to be registered pursuant to section 12(g) of the Exchange Act.

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
[ X ] Yes                      [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[    ] Yes                      [ X] No

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
[    ] Yes                      [ X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X]	Smaller reporting company [ ]

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[    ] Yes                      [ X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’ most recently completed second fiscal quarter.
None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 25, 2009.
2 shares of Common Stock, $0.00 par value
                                                  .
DOCUMENTS INCORPORATED BY REFERENCE:	None.

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

Golden State Petroleum Transport Corporation (the "Company") desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words "believe, " "expect," "anticipate," "intends," "estimate," "forecast," "project," "plan," "potential," "will," "may," "should"  and similar expressions identify forward-looking statements.

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

Golden State Holdings I, Limited ("GSH"), an Isle of Man company, is the owner of all of our issued and outstanding shares along with all of the issued and outstanding share of the Owners.  GSH is a wholly-owned subsidiary of Independent Tankers Corporation, a Cayman Islands company ("ITC"), which itself is controlled by Frontline Ltd ("Frontline"), a Bermuda company listed on the New York, Oslo and London Stock Exchanges.

In February 2008, Frontline established an intermediary holding company, Independent Tankers Corporation Limited ("ITC Bermuda") to hold their investment in ITC and distributed 17.53% of ITC Bermuda’s common shares to Frontline’s ordinary shareholders.

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

None.

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

Item 3.    Legal Proceedings

We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business, to which we are a party.  In the future, we may be subject to legal proceedings and claims in the ordinary course of business which, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	There is no established trading market for our Common Stock.

(b)	As of March 25, 2009 there was one (1) holder of record of our Common Stock.

(c)	There were no repurchases of our Common Stock.

Item 6.    Selected Financial Data

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

We are a special purpose corporation that was organized solely to issue, as agent on behalf of the Owners, the Notes.  We have had no activity since 1996.

Liquidity and Capital Resources

We have had no activity since December 31, 1996 and we have no source of liquidity and no capital resources.

Recently Issued Accounting Standards

There were no new accounting standards implemented in 2008 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

Contractual obligations

As at December 31, 2008, we had no contractual obligations and commitments.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
Golden State Petroleum Transport Corporation

We have audited the accompanying balance sheet of Golden State Petroleum Transport Corporation (the "Company"), as of December 31, 2008 and the related statements of operations and retained earnings, and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2007 and the two years then ended were audited by other auditors whose report dated March 28, 2008 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden State Petroleum Transport Corporation as of December 31, 2008 and the results of its operations and cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers AS

PricewaterhouseCoopers AS

Oslo, Norway
March 25, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
Golden State Petroleum Transport Corporation

We have audited the accompanying balance sheet of Golden State Petroleum Transport Corporation, a wholly owned subsidiary of Golden State Holdings I, Limited, as of December 31, 2007 and 2006 and the related statements of operations and retained earnings, and cash flows for each of the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden State Petroleum Transport Corporation as of December 31, 2007 and 2006 and the results of its operations and cash flows for each of the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Grant Thornton LLP

New York, New York
March 28, 2008

Balance Sheets as of December 31, 2008 and 2007
(in US$)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND STOCKHOLDER’S EQUITY
Stockholder’s equity
Common stock, $0.00 par value; 100 shares
authorized, 2 shares issued and outstanding	2	2
Total liabilities and stockholder’s equity	2	2

See accompanying notes to the financial statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the years ended December 31, 2008, 2007 and 2006
(in US$)

	2008	2007	2006
Revenue
Agency fees	-	-	-

Expenses
Transaction expenses	-	-	-

Net income	-	-	-

Retained earnings, beginning of year	-	-	-
Retained earnings, end of year	-	-	-

See accompanying notes to the financial statements.

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
(in US$)

	2008	2007	2006
Net income	-	-	-
Net cash provided by operating activities	-	-	-

Net cash provided by investing activities	-	-	-

Net cash used in financing activities	-	-	-
Net change in cash and cash equivalents	-	-	-

Cash and cash equivalents at beginning of year	2	2	2
Cash and cash equivalents at end of year	2	2	2

See accompanying notes to the financial statements.

Golden State Petroleum Transport Corporation
Notes to Financial Statements

1.	GENERAL

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

The Company is a wholly-owned subsidiary of Golden State Holdings I, Limited, an Isle of Man holding company, which is a wholly-owned subsidiary of Independent Tankers Corporation ("ITC"). ITC is in turn controlled by Frontline Ltd ("Frontline"), a publicly listed Bermuda company.

In February, 2008, Frontline established an intermediary holding company, Independent Tankers Corporation Limited ("ITC Bermuda") to hold their investment in ITC and distributed 17.53% of ITC Bermuda’s common shares to Frontline’s ordinary shareholders.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 13, 2008, the Board of Directors dismissed Grant Thornton LLP ("Grant Thornton") as the Company’s independent registered public accounting firm. Also on August 13, 2008, the Board approved the engagement of PricewaterhouseCoopers AS ("PricewaterhouseCoopers") as the Company’s independent registered public accounting firm for the year ending December 31, 2008.  The Board determined to dismiss Grant Thornton and engage PricewaterhouseCoopers in order to realize economies and efficiencies, since PricewaterhouseCoopers acts as the independent registered public accounting firm for Frontline Ltd. and other companies connected with the Company.

The reports of Grant Thornton on the financial statements of the Company as of December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company’s financial statements for each of the two fiscal years ended December 31, 2007 and 2006, and through the period ended August 13, 2008, there were no disagreements with Grant Thornton on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the matter of such disagreements in their reports.

Item 9A(T).    Controls and Procedures

 (a)   Disclosure Controls and Procedures

Our management including our Principal Executive Officer and Principal Financial Officer assessed the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as December 31, 2008.

(b)   Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management including our Principal Executive Officer and Principal Financial Officer  conducted the evaluation of the effectiveness of the internal controls over financial reporting using the control criteria framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published in its report entitled Internal Control-Integrated Framework. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2008.

The annual report does not include an attestation report of the Company’s current registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s current registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this annual report that have materially effected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The Company does not have operations nor does it have any employees involved in its management.  The following table sets forth the name, age and principal position with the Company of each of its executive directors.

Name	Age	Position with Company
Tor Olav Trøim	46	Director and President
Kate Blankenship	44	Director, Secretary, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

Tor Olav Trøim has been the President of Golden State Petroleum Transport Corporation since July 30, 1998 and has been a Director of the Company since November 1, 1998.  He was Vice-President and a director of Frontline from November 1997 to March 2008 and has served as an alternate director of Frontline since March 2008. He was also a Director of Ship Finance International Limited from October 2003 until January 2009 and was the Chairman of the board until September 2007. Mr. Trøim graduated as M.Sc Naval Architect from the University of Trondheim, Norway, in 1985. His experience includes Portfolio Manager Equity in Storebrand ASA (1987-1990) and Chief Executive Officer for the Norwegian Oil Company DNO AS (1992-1995). Since 1995, Mr. Trøim has been a director of SeaTankers Management in Cyprus. In this capacity, he has acted as Chief Executive Officer for Knightsbridge Tankers Limited (NASDAQ), Golar LNG Limited (NASDAQ) and Seadrill Limited.  Mr. Trøim is currently Vice Chairman of the latter two companies and in addition is a member of the Boards in the public companies Golden Ocean Group Limited (OSE), Aktiv Kapital ASA (OSE) and Marine Harvest ASA (OSE).

Kate Blankenship has been the Secretary of the Company since July 30, 1998 and has been a Director, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Company since November 1, 1998.  She joined Frontline in 1994 and served as the Chief Accounting Officer and Secretary until October 2005 and now serves as a director of Frontline.  Mrs. Blankenship is also a director of Golar LNG Limited (NASDAQ), Golden Ocean Group Limited, Ship Finance International Limited (NYSE) and Seadrill Limited. Mrs Blankenship is a member of the Institute of Chartered Accountants in England and Wales.

The Company’s equity is neither listed nor publicly traded. The equity is held by one beneficial holder, Frontline. The Owners’ obligations toward their bondholders are set out in detail in covenants contained in the Indenture of the Notes. Accordingly the Company’s Board of Directors has determined that the roles played by an audit committee or business code of ethics would have no applicability to the Company.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of March 25, 2009 with respect to the ownership by each person or group of persons, known by us to be a beneficial owner of 5% or more of our Common Stock.

Except as set forth below, we are not aware of any beneficial owner of more than 5% of our Common Stock as of close of business on March 25, 2009.

Beneficial Ownership
Class of shares	Name and address of beneficial owners	Number of shares	Percent of Class
Common Stock	Golden State Holdings I Limited (1)	2	100%

(1) The issued and outstanding shares of the Company are owned by Golden State Holdings I, Limited.  All of the issued and outstanding shares of Golden State Holdings I, Limited are owned by Independent Tankers Corporation.
All of the issued and outstanding shares of Independent Tankers Corporation are owned by Independent Tankers Corporation Limited, which is 82.47% owned by Frontline.

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

Item 14.     Principal Accountant Fees and Services

The following table summarizes fees we have paid our principal accountant for independent auditing, tax and related services for each of the last two fiscal years:

	2008	2007
Audit fees (1)	$10,293	$41,000
Audit-related fees (2)	--	--
Tax fees (3)	--	--
All other fees (4)	--	--
Total	$10,293	$41,000

1 Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements or (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report on Form 10-K. All costs of administering the Company are payable by Frontline from the management fee paid by the Owners.

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

The engagement of the Company’s auditor was approved by the full Board of Directors in advance of the engagement. All fees are borne by the Owners.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)   The following documents are filed as part of this Annual Report under Item 8. Financial Statements and Supplementary Data:

Financial Statements

Report of Registered Public Accounting Firms

Balance Sheets at December 31, 2008 and 2007

Statements of Operations and Retained Earnings for the Years Ended December 31, 2008, 2007 and 2006

Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Financial Statements

(b)   Exhibits

3.1	Certificate of Incorporation of Golden State Petroleum.*

3.2	Bylaws of Golden State Petroleum.*

3.3	Memorandum and Articles of Association of Golden State Petro (IOM I-A) PLC.*

3.4	Memorandum and Articles of Association of Golden State Petro (IOM I-B) PLC.*

4.1	Indenture, dated as of December 1, 1996, among Golden State Petroleum, the Owners and the Indenture Trustee, in respect of the 8.04% First Preferred Mortgage Notes due 2019.*

4.2	Stock Pledge Agreement between Golden State Holdings I Limited. and the Indenture Trustee.*

4.3	Issue of One Debenture, dated as of December 1, 1997, between Golden State Petro (IOM I-A) PLC and the Indenture Trustee.*

4.4	Issue of One Debenture, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and the Indenture Trustee.*

4.5	Assignment of Charter, dated as of December 1, 1996, between Golden State Petro (IOM I-A) PLC and the Indenture Trustee.*

4.6	Assignment of Charter, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and the Indenture Trustee.*

4.7	Assignment of Shipbuilding Contract and Agreement on Contract for Technical Matters, dated as of December 1, 1996, among Golden State Petro (IOM I-A) PLC and the Indenture Trustee.*

4.8	Assignment of Shipbuilding Contract and Agreement on Contract for Technical Matters, dated as of December 1, 1996, among Golden State Petro (IOM I-B) PLC and the Indenture Trustee.*

4.9	Assignment of Building Contract Guarantee, dated as of December 1, 1996, between Golden State Petro (IOM I-A) PLC and the Initial Charterer.*

4.10	Assignment of Building Contract Guarantee, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and the Initial Charterer.*

4.11	Guarantee, made as of December 24, 1996, from Chevron to Golden State Petro (IOM I-A) PLC.*

4.12	Guarantee, made as of December 24, 1996, from Chevron to Golden State Petro (IOM I-B) PLC.*

4.13	Assignment of Management Agreement, dated as of December 1, 1996, between Golden State Petro (IOM I-A) PLC and the Indenture Trustee.*

4.14	Assignment of Management Agreement, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and the Indenture Trustee.*

4.15	Form of Exchange Note.*

5.1	Opinion of Thacher Proffitt & Wood, counsel to the Owners, as to the validity of the Exchange Notes.*

10.1	Serial Note Purchase Agreement, dated December 19, 1996, among Donaldson, Lufkin & Jenrette Securities Corporation, Golden State Petroleum and each Owner.*

10.2	Term Note Purchase Agreement, dated December 19, 1996, among Donaldson, Lufkin & Jenrette Securities Corporation, Golden State Petroleum and each Owner.*

10.3	Shipbuilding Contract, made as of December 24, 1996, among Golden State Petro (IOM I-A) PLC and the Builders.*

10.4	Shipbuilding Contract, made as of December 24, 1996, among Golden State Petro (IOM I-B) PLC and the Builders.*

10.5	Promissory Note from Golden State Petro (IOM I-A) PLC to Samsung Heavy Industries Co. Ltd.*

10.6
Agreement on Contract for Technical Matters, made as of December 24, 1996, among Golden State Petro (IOM I-A) PLC, Samsung Heavy Industries Co., Ltd and Chevron Shipping company, as agent for the Initial Charterer.*

10.7
Agreement on Contract for Technical Matters, made as of December 24, 1996, among Golden State Petro (IOM I-B) PLC, Samsung Heavy Industries Co., Ltd and Chevron Shipping company, as agent for the Initial Charterer.*

10.8	Bareboat Charter, made as of December 24, 1996, between Golden State Petro (IOM I-A) PLC and the Initial Charterer.*

10.9	Bareboat Charter, made as of December 24, 1996, by and between Golden State Petro (IOM I-B) PLC and the Initial Charterer.*

10.10	Management Agreement, dated as of December 1, 1996, between Golden State Petro (IOM I-A) PLC and Cambridge Fund Management LLC.*

10.11	Management Agreement, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and Cambridge Fund Management LLC.*

10.12	Agency Agreement, dated as of December 24, 1996, between the Owners and Golden State Petroleum.*

10.13	Registration Rights Agreement, dated as of December 24, 1996, among Golden State Petroleum, Donaldson, Lufkin & Jenrette Securities Corporation and each Owner.*

23.5	Consent of Thacher Proffitt & Wood (contained in Exhibit 5.1).*

23.6	Consent of Cains.*

25.1	Statement of eligibility of trustee on Form T-1.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Letter of Transmittal.

99.2*	Notice of Guaranteed Delivery.

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

Golden State Petroleum Transport Corporation
(Registrant)

Date March 27, 2009	By /s/ Tor Olav Trøim
Tor Olav Trøim
Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 27, 2009	By /s/ Kate Blankenship
Kate Blankenship
Director, Secretary, Chief Executive Officer,
Chief Financial Officer, Chief Accounting Officer

Date March 27, 2009	By /s/ Tor Olav Trøim
Tor Olav Trøim
Director and President