Form 10-Q
period 2009-03-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2009-05-15
CIK 1038286

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Frontline Ltd., 14 Par-la-Ville Road, Hamilton, Bermuda, HM 08
(Address of principal executive offices) (Zip Code)

(441) 295 6935
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes	[X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ ] Yes	[X] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[ ] Yes	[ ] No

Number of shares outstanding of each class of Registrant's Common Stock as of May 15, 2009:

2 shares of Common Stock, $0.0 par value per share

Golden State Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended March 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Matters discussed in this report may constitute forward-looking statements.  The Private Securities Litigation Reform Act of 1995 provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their business.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.

Golden State Petroleum Transport Corporation, or the Company, desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation.  This report and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  When used in this report, the words "believe," "anticipate," "intend," "estimate," "forecast," "project," "plan," "potential," "may," "should", "expect" and similar expressions identify forward-looking statements.

The forward-looking statements in this report are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties.  Although we believe that these assumptions were reasonable when made, because these assumptions are inherently subject to significant uncertainties and contingencies which are difficult or impossible to predict and are beyond our control, we cannot assure you that we will achieve or accomplish these expectations, beliefs or projections.

In addition to these important factors and matters discussed elsewhere herein and in the documents incorporated by reference herein, important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements include the strength of world economies, fluctuations in currencies and interest rates, general market conditions, including fluctuations in charterhire rates and vessel values, changes in demand in the tanker market, changes in world wide oil production and consumption and storage, changes in the Company's operating expenses, including bunker prices, drydocking and insurance costs, changes in governmental rules and regulations or actions taken by regulatory authorities, potential liability from pending or future litigation, general domestic and international political conditions, potential disruption of shipping routes due to accidents, political events or acts by terrorists, and other important factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission, or Commission.

Item 1 – Unaudited Financial Statements

Golden State Petroleum Transport Corporation
Balance Sheets as of March 31, 2009 and December 31, 2008
(Unaudited)
(in US$)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND STOCKHOLDER'S EQUITY
Stockholder's equity:
Common stock, $0.0 par value; 100 shares authorized, two shares issued and outstanding	2	2
Total liabilities and stockholder's equity	2	2

See accompanying Notes to the unaudited  financial statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the three month period ended March 31, 2009 and 2008
(Unaudited)
(in US$)

Three month period ended March 31,
	2009	2008
Revenue
Agency fees	-	-

Expenses
Transaction expenses	-	-

Net income	-	-

Retained earnings, beginning of period	-	-
Retained earnings, end of period	-	-

See accompanying Notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the three month periods ended March 31, 2009 and 2008
(Unaudited)
(in US$)

	Three month period ended March 31,
	2009	2008
Net income	-	-
Net cash provided by operating activities	-	-

Net cash provided by investing activities	-	-

Net cash used in financing activities	-	-
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	2	2

See accompanying Notes to unaudited financial statements

Golden State Petroleum Transport Corporation
Notes to the Unaudited Financial Statements

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

Golden State Holdings I, Limited ("GSH"), an Isle of Man holding company, is the owner of all our issued and outstanding shares along with all of the issued and outstanding shares of the Owners.  GSH is wholly-owned by Independent Tankers Corporation, a Cayman Islands company ("ITC"), which itself is majority owned by Frontline Ltd., or Frontline, a Bermuda company whose shares are listed on the New York Stock Exchange, London Stock Exchange and Oslo Stock Exchange.

In February 2008, Frontline established an intermediary holding company, Independent Tankers Corporation Limited ("ITCL") to hold their investment in ITC and distributed 17.53% of ITCL's common shares to Frontline's ordinary shareholders in March 2008.

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

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.    Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company's management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based on that evaluation, the Company's management, including the principal executive officer and principal financial officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009.

(b)	Management's Report on Internal Controls over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurances as to the reliability of financial reporting and the accuracy and adequacy of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

The Company's management, including the principal executive officer and principal financial officer, has conducted an assessment of the effectiveness of the Company's internal control over financial reporting and has determined that the Company's internal control over financial reporting was effective as of March 31, 2009.

This report does not include an attestation report of the Company's current registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's current registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this report.

(c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially effected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
None.

Item 1A.    Risk Factors
Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company's annual report on Form 10-K filed with the Commission on March 27, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our security holders in the quarter ended March 31, 2009.

Item 5.    Other Information
None.

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

Golden State Petroleum Transport Corporation
(Registrant)

Date	May 15, 2009	By	/s/ Kate Blankenship
Kate Blankenship
Director, Chief Financial Officer, Chief Accounting Officer

Date	May 15, 2009	By	/s/ Tor Olav Troim
Tor Olav Troim
Director and President