Form 10-Q
period 2009-06-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2009-08-14
CIK 1038286

FORM 10-Q
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
[   ] Yes   [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes   [ X] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[   ] Yes   [   ] No

Number of shares outstanding of each class of Registrant's Common Stock as of August 14, 2009:

2 shares of Common Stock, $0.00 par value per share

Golden State Petroleum Transport Corporation
Quarterly Report on Form 10-Q
Three month period ended June 30, 2009

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

Item 1 – Financial Statements

Golden State Petroleum Transport Corporation
Balance Sheets as of June 30, 2009 and December 31, 2008
(in US$)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND STOCKHOLDER'S EQUITY
Stockholder's equity:
Common stock, $0.00 par value; 100 shares
authorized, two shares issued and outstanding	2	2
Total liabilities and stockholder's equity	2	2

See accompanying Notes to the unaudited  financial statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings
for the three and six month periods ended June 30, 2009 and 2008
(Unaudited)
(in US$)

	Three month period ended June 30,		Six month period ended June 30,
	2009	2008	2009	2008
Revenue
Agency fees	-	-	-	-

Expenses
Transaction expenses	-	-	-	-

Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See accompanying Notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the six month periods ended June 30, 2009 and 2008
(Unaudited)
(in US$)

	Six month period ended June 30,
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

Newly Issued Accounting Standards
In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 provides guidance on management's assessment of subsequent events and incorporates this guidance into accounting literature. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The Company has evaluated subsequent events through August 14, 2009, the date of issuance of our financial position and results of operation. The adoption of this standard did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162" (SFAS No. 168). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financials statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard will not have a material impact on our financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.  Controls and Procedures

(a)	Disclosure Controls and Procedures

 Our management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009.

 (b)   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
No matters were submitted to a vote of our security holders in the quarter ended June 30, 2009.

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

Date	August 14, 2009		Golden State Petroleum Transport Corporation
(Registrant)

		By	/s/ Kate Blankenship
Kate Blankenship Director, Chief Financial Officer, Chief Accounting Officer

Date	August 14, 2009	By	/s/ Tor Olav Troim
Tor Olav Troim Director and President