Form 10-Q
period 2009-09-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2009-11-06
CIK 1038286

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
[   ] Yes   [   ] No

Number of shares outstanding of each class of Registrant's Common Stock as of November 6, 2009:

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

Item 1 – Financial Statements

Golden State Petroleum Transport Corporation
Balance Sheets as of September 30, 2009 and December 31, 2008
(in US$)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND STOCKHOLDER'S EQUITY
Stockholder's equity:
Common stock, $0.00 par value; 100 shares
authorized, two shares issued and outstanding	2	2
Total liabilities and stockholder's equity	2	2

See accompanying Notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings
for the three and nine month periods ended September 30, 2009 and 2008
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

See accompanying Notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the nine month periods ended September 30, 2009 and 2008
(Unaudited)
(in US$)

	Nine month period ended September 30,
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

Newly Issued Accounting Standards

In May 2009, the FASB issued ACS 855-10. ACS 855-10 provides guidance on management's assessment of subsequent events and incorporates this guidance into accounting literature. ACS 855-10 is effective prospectively for interim and annual periods ending after June 15, 2009. The Company has evaluated subsequent events through November 6, 2009, the date of issuance of our financial position and results of operation. The adoption of this standard did not have a material impact on our financial statements.

In June 2009, the FASB issued ACS 105-10. ACS 105-10 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. ACS 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on our financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.  Controls and Procedures

(a)           Disclosure Controls and Procedures

 Our management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2009.

b)           Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings
None.

Item 1A. Risk Factors
Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2008, which was filed with the Commission on March 27, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our security holders in the quarter ended September 30, 2009.

Item 5.    Other Information
None.

Item 6.    Exhibits
(a)	Exhibits and reports to be filed

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
Exhibit 32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	November 6, 2009		Golden State Petroleum Transport Corporation
(Registrant)

		By	/s/ Kate Blankenship
Kate Blankenship Director, Chief Financial Officer, Chief Accounting Officer

Date	November 6, 2009	By	/s/ Tor Olav Troim
Tor Olav Troim Director and President