Form 10-K
period 2009-12-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2010-03-19
CIK 1038286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3927016
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4th Floor Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda, HM08
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(441) 295 6935

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not applicable

Securities registered or to be registered pursuant to section 12(g) of the Exchange Act.

None
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ]	Yes	[ X ]	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ]	Yes	[ X ]	No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

[ ]	Yes	[ X ]	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]	Yes	[ X ]	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [X]	(Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[ X ]	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

None

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 19, 2010

2 shares of Common Stock, $0.00 par value

DOCUMENTS INCORPORATED BY REFERENCE:

None.

GOLDEN STATE PETROLEUM TRANSPORT CORPORATION

FORM 10-K

TABLE OF CONTENTS
Page

PART I	1

Item 1.	Business	1
Item 1A.	Risk Factors	2
Item 1B.	Unresolved Staff Comments	2
Item 2.	Properties	2
Item 3.	Legal Proceedings	3
Item 4.	(Removed and Reserved)	3

PART II	3

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	3
Item 6.	Selected Financial Data	3
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	3
Item 8.	Financial Statements and Supplementary Data	4
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	10
Item 9A(T).	Controls and Procedures	11
Item 9B.	Other Information	12

PART III	13

Item 10.	Directors and Executive Officers of the Registrant	13
Item 11.	Executive Compensation	13
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
Item 13.	Certain Relationships and Related Transactions	14
Item 14.	Principal Accountant Fees and Services	14

PART IV	16

Item 15.	Exhibits and Financial Statement Schedules	16

SIGNATURES	19

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

Golden State Holdings I, Limited ("GSH"), an Isle of Man company, is the owner of all of our issued and outstanding shares along with all of the issued and outstanding share of the Owners.  GSH is a wholly-owned subsidiary of Independent Tankers Corporation, a Cayman Islands company ("ITC"), which in turn, is controlled by Frontline Ltd ("Frontline"), a Bermuda company listed on the New York, Oslo and London Stock Exchanges.

In February 2008, Frontline established an intermediary holding company, Independent Tankers Corporation Limited ("ITC Bermuda") to hold its investment in ITC. Frontline then distributed 17.53% of ITC Bermuda's common shares to Frontline's common shareholders. These shares trade on the Norwegian over-the-counter market. The balance of ITC Bermuda's common shares is indirectly owned by Frontline.

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

Item 4.     (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	There is no established trading market for our Common Stock.

(b)	As of March 19, 2010 there was one (1) holder of record of our Common Stock.

(c)	There were no repurchases of our Common Stock.

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

Recently Issued Accounting Standards

There were no new accounting standards implemented in 2009 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

Contractual obligations

As at December 31, 2009, we had no contractual obligations and commitments.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
Golden State Petroleum Transport Corporation

We have audited the accompanying balance sheets of Golden State Petroleum Transport Corporation (the "Company") as of December 31, 2009 and December 31, 2008, the related statements of operations and retained earnings and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of December 31, 2007 and for the year then ended were audited by other auditors whose report dated March 28, 2008 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden State Petroleum Transport Corporation as of December 31, 2009 and December 31, 2008, and the results of its operations and retained earnings and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers AS

PricewaterhouseCoopers AS
Oslo, Norway

March 19, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
Golden State Petroleum Transport Corporation

We have audited the accompanying statements of operations and retained earnings, and cash flows of Golden State Petroleum Transport Corporation for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Golden State Petroleum Transport Corporation for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Grant Thornton LLP
New York, New York
March 28, 2008

Balance Sheets as of December 31, 2009 and 2008
(in US$)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND STOCKHOLDER'S EQUITY
Stockholder's equity
Common stock, $0.00 par value; 100 shares
authorized, 2 shares issued and outstanding	2	2
Total liabilities and stockholder's equity	2	2

See accompanying notes to the financial statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the years ended December 31, 2009, 2008 and 2007
(in US$)

	2009	2008	2007
Revenue
Agency fees	-	-	-

Expenses
Transaction expenses	-	-	-

Net income	-	-	-

Retained earnings, beginning of year	-	-	-
Retained earnings, end of year	-	-	-

See accompanying notes to the financial statements.

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
(in US$)

	2009	2008	2007
Net income	-	-	-
Net cash provided by operating activities	-	-	-

Net cash provided by investing activities	-	-	-

Net cash used in financing activities	-	-	-
Net change in cash and cash equivalents	-	-	-

Cash and cash equivalents at beginning of year	2	2	2
Cash and cash equivalents at end of year	2	2	2

See accompanying notes to the financial statements.

Golden State Petroleum Transport Corporation
Notes to Financial Statements

1.	GENERAL

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

In February, 2008, Frontline established an intermediary holding company, Independent Tankers Corporation Limited ("ITC Bermuda") to hold its investment in ITC. Frontline then distributed 17.53% of ITC Bermuda's common shares to Frontline's common shareholders. These shares trade on the Norwegian over-the-counter market. The balance of ITC Bermuda's common shares are indirectly owned by Frontline.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 13, 2008, the Board of Directors dismissed Grant Thornton LLP ("Grant Thornton") as the Company's independent registered public accounting firm. Also on August 13, 2008, the Board approved the engagement of PricewaterhouseCoopers AS ("PricewaterhouseCoopers") as the Company's independent registered public accounting firm for the year ending December 31, 2008.  The Board determined to dismiss Grant Thornton and engage PricewaterhouseCoopers in order to realize economies and efficiencies, since PricewaterhouseCoopers acts as the independent registered public accounting firm for Frontline Ltd. and other companies connected with the Company.

The report of Grant Thornton on the financial statements of the Company as of December 31, 2007 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2007, and through the period ended August 13, 2008, there were no disagreements with Grant Thornton on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the matter of such disagreements in their reports.

Item 9A(T).    Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2009 pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's current disclosure controls and procedures were effective as of December 31, 2009.

Management's Report on Internal Controls over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over the financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurances as to the reliability of financial reporting and the accuracy and adequacy of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

The Company's management including the Principal Executive Officer and Principal Financial Officer, has conducted an assessment of the effectiveness of the Company's internal control over financial reporting and has determined that the Company's internal control over financial reporting as of December 31, 2009 is effective.

The annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Change in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The Company does not have operations nor does it have any employees involved in its management.  The following table sets forth the name, age and principal position with the Company of each of its executive directors.

Name	Age	Position with Company
Tor Olav Trøim	47	Director and President
Kate Blankenship	45	Director, Secretary, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

Tor Olav Trøim has been the President of Golden State Petroleum Transport Corporation since July 30, 1998 and has been a Director of the Company since November 1, 1998.  He was Vice-President and a director of Frontline from November 1997 to March 2008 and has served as an alternate director of Frontline since March 2008. He has also been a Director of Ship Finance International Limited since October 2003 and was the Chairman of the board until September 2007. Mr. Trøim graduated as M.Sc Naval Architect from the University of Trondheim, Norway, in 1985. His experience includes Portfolio Manager Equity in Storebrand ASA (1987-1990) and Chief Executive Officer for the Norwegian Oil Company DNO AS (1992-1995). Since 1995 Mr. Trøim has been a director of SeaTankers Management in Cyprus. In this capacity, he has acted as Chief Executive Officer for Knightsbridge Tankers Limited (NASDAQ), Golar LNG Limited (NASDAQ) and Seadrill.  Mr. Trøim is currently Vice Chairman of the latter two companies and in addition is a member of the Boards in the public companies Golden Ocean (OSE), Aktiv Kapital ASA (OSE) and Marine Harvest ASA (OSE).

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of March 19, 2010 with respect to the ownership by each person or group of persons, known by us to be a beneficial owner of 5% or more of our Common Stock.

Except as set forth below, we are not aware of any beneficial owner of more than 5% of our Common Stock as of close of business on March 19, 2010.

Beneficial Ownership

Class of shares	Name and address of beneficial owners	Number of shares	Percent of Class

Common Stock	Golden State Holdings I Limited (1)	2	100%

(1) The issued and outstanding shares of the Company are owned by Golden State Holdings I, Limited.  All of the issued and outstanding shares of Golden State Holdings I, Limited are owned by ITC.
All of the issued and outstanding shares of ITC are owned by ITC Bermuda, which is 82.47% owned by Frontline. The balance of ITC Bermuda's common shares trade on the Norwegian over-the-counter market.

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

Item 14.     Principal Accountant Fees and Services

The following table sets forth for the two most recent fiscal years the fees we have paid our principal accountant for independent auditing, tax and related services:

	2009	2008
Audit fees (1)	$10,058	$10,293
Audit-related fees (2)	n/a	n/a
Tax fees (3)	n/a	n/a
All other fees (4)	n/a	n/a

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

The engagement of the Company's auditor was approved by the full Board of Directors in advance of the engagement. All fees are borne by the Owners.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report under Item 8. Financial Statements and Supplementary Data:

Financial Statements

Report of Independent Registered Public Accounting Firms

Balance Sheets at December 31, 2009 and 2008

Statements of Operations and Retained Earnings for the Years Ended December 31, 2009, 2008 and 2007

Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

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

Golden State Petroleum Transport Corporation
(Registrant)

Date	March 19, 2010	By	/s/ Tor Olav Trøim
Tor Olav Trøim
Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	March 19, 2010	By	/s/ Kate Blankenship
Kate Blankenship Director, Secretary, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer

Date	March 19, 2010	By	/s/ Tor Olav Trøim
Tor Olav Trøim Director and President