Form 10-Q
period 2010-03-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2010-05-13
CIK 1038286

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[X]	Smaller reporting company	[_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[_] Yes   [X] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of May 13, 2010:

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

Item 1 – Financial Statements

Golden State Petroleum Transport Corporation
Balance Sheets as of March 31, 2010 and December 31, 2009

(in US$)	March 31, 2010	December 31, 2009
		(audited)
ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND STOCKHOLDER'S EQUITY
Stockholder's equity:
Common stock, $0.00 par value; 100 shares authorized, two shares issued and outstanding	2	2
Total liabilities and stockholder's equity	2	2

See accompanying notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the three month periods ended March 31, 2010 and 2009

(in US$)	Three month period ended March 31,
	2010	2009
Revenue
Agency fees	-	-

Expenses
Transaction expenses	-	-

Net income	-	-

Retained earnings, beginning of period	-	-
Retained earnings, end of period	-	-

See accompanying notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the three month periods ended March 31, 2010 and 2009

(in US$)	Three month period ended March 31,
	2010	2009
Net income	-	-
Net cash provided by operating activities	-	-

Net cash provided by investing activities	-	-

Net cash used in financing activities	-	-
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	2	2

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

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.  Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, including our President and Treasurer, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2010.  Based upon that evaluation, our President and Treasurer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010.

(b) Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our President and Treasurer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management, including our President and Treasurer with the participation of our manager, Frontline Ltd., conducted an evaluation of the effectiveness of the internal controls over financial reporting using the control criteria framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published in its report entitled Internal Control-Integrated Framework. Based upon that evaluation, our President and Treasurer with the participation of our manager, Frontline Ltd. concluded that our internal controls over financial reporting were effective as of March 31, 2010.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors
Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2009, which was filed with the Commission on March 19, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Reserved

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)	Exhibits and reports to be filed

Exhibit 3.1	Certificate of Incorporation of Golden State Petroleum*

Exhibit 3.2	Bylaws of Golden State Petroleum*

Exhibit 3.3	Memorandum and Articles of Association of Golden State Petro (IOM I-A) PLC*

Exhibit 3.4	Memorandum and Articles of Association of Golden State Petro (IOM I-B) PLC*

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the Registrant's Registration Statement on Form F-4, Commission File Number 333-26227, dated April 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden State Petroleum Transport Corporation
(Registrant)

Date	May 13, 2010	By	/s/ Kate Blankenship
Kate Blankenship Director, Chief Financial Officer, Chief Accounting Officer

Date	May 13, 2010	By	/s/ Tor Olav Troim
Tor Olav Troim Director and President