Form 10-Q
period 2010-06-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2010-08-06
CIK 1038286

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of August 6, 2010

2 shares Common Stock, $0.00 par value per share

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

Item 1 – UNAUDITED FINANCIAL STATEMENTS

Golden State Petroleum Transport Corporation
Balance Sheets as of June 30, 2010 and December 31, 2009
(in US$)

	June 30, 2010	December 31, 2009
		(audited)
ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND STOCKHOLDER'S EQUITY
Stockholder's equity:
Common stock, $0.00 par value; 100 shares
authorized, two shares issued and outstanding	2	2
Total liabilities and stockholder's equity	2	2

See accompanying Notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings
for the three and six month periods ended June 30, 2010 and 2009
(Unaudited)
(in US$)

	Three month period ended June 30,		Six month period ended June 30,
	2010	2009	2010	2009
Revenue
Agency fees	-	-	-	-

Expenses
Transaction expenses	-	-	-	-

Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See accompanying Notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the six month periods ended June 30, 2010 and 2009
(Unaudited)
(in US$)

	Six month period ended June 30,
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

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2010.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010.

 (b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company's annual report on Form 10-K filed with the Commission on March 19, 2010.

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

Golden State Petroleum Transport Corporation
(Registrant)

Date	August 6, 2010	By	/s/ Kate Blankenship
Kate Blankenship Director, Chief Financial Officer, Chief Accounting Officer

Date	August 6, 2010	By	/s/ Tor Olav Troim
Tor Olav Troim Director and President