Form 10-Q
period 2010-09-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2010-11-09
CIK 1038286

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of November 9, 2010

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

Item 1 – UNAUDITED FINANCIAL STATEMENTS

Golden State Petroleum Transport Corporation
Balance Sheets as of September 30, 2010 and December 31, 2009
(in US$)

	September 30, 2010	December 31, 2009
		(audited)
ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND STOCKHOLDER'S EQUITY
Stockholder's equity:
Common stock, $0.00 par value; 100 shares
authorized, two shares issued and outstanding	2	2
Total liabilities and stockholder's equity	2	2

See accompanying Notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings
for the three and nine month periods ended September 30, 2010 and 2009
(Unaudited)
(in US$)

	Three month period ended Sept 30,		Nine month period ended Sept 30,
	2010	2009	2010	2009
Revenue
Agency fees	-	-	-	-

Expenses
Transaction expenses	-	-	-	-

Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See accompanying Notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009
(Unaudited)
(in US$)

	Nine month period ended Sept 30,
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, with the participation of our manager, Frontline Ltd., assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2010.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Reserved

Item 5.    Other Information

On October 15, 2010, the Company commenced a consent solicitation (the "Consent Solicitation") to amend the indenture relating to the Owners' term mortgage notes for which the Company acted as issuing agent, to amend or terminate certain related collateral and management agreements, and to approve the proposed current or future sale, as the case may be, of each of the Vessels by their respective Owners. On October 28, 2010, the Company announced that the Consent Solicitation, which had been set to expire at 5:00pm Eastern Daylight Time on October 28, 2010, would be extended to 5:00pm Eastern Daylight Time on November 4, 2010. On November 4, 2010, the Company announced that the Consent Solicitation was being amended and was further extended to 5:00 p.m., Eastern Standard Time on November 10, 2010.

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

Golden State Petroleum Transport Corporation
(Registrant)

Date	November 9, 2010	By	/s/ Kate Blankenship
Kate Blankenship Director, Chief Financial Officer, Chief Accounting Officer

Date	November 9, 2010	By	/s/ Tor Olav Troim
Tor Olav Troim Director and President