Form 10-K
period 2010-12-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2011-03-23
CIK 1038286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2010

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission file number	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3927016
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4th Floor Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda, HM08
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(441) 295 6935

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not applicable

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

[ X]	Yes	[ ]	No

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 23, 2011

2 shares of Common Stock, $0.00 par value

DOCUMENTS INCORPORATED BY REFERENCE:

None.

GOLDEN STATE PETROLEUM TRANSPORT CORPORATION

FORM 10-K

TABLE OF CONTENTS

Page
PART I

Item 1.	Business	1

Item 1A.	Risk Factors	2

Item 1B.	Unresolved Staff Comments	2

Item 2.	Properties	2

Item 3.	Legal Proceedings	3

Item 4.	(Removed and Reserved)	3

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	3

Item 6.	Selected Financial Data	3

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	3

Item 8.	Financial Statements and Supplementary Data	3

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	8

Item 9A.	Controls and Procedures	8

Item 9B.	Other Information	10

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	10

Item 11.	Executive Compensation	11

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11

Item 13.	Certain Relationships and Related Transactions, and Director Independence	11

Item 14.	Principal Accountant Fees and Services	11

PART IV

Item 15.	Exhibits, Financial Statement Schedules	13

SIGNATURES

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

Item 1.    Business

The Company
Golden State Petroleum Transport Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 5, 1996.  We are a special purpose corporation that was organized solely for the purpose of issuing, as agent for two affiliated entities Golden State Petro (IOM I-A) PLC and Golden State Petro (IOM I-B) PLC (together, the "Owners"), Serial and Term mortgage notes (together the "Notes").  These Notes were issued on December 24, 1996 and January 6, 1997 and the proceeds were used by the Owners to finance the construction and acquisition of two very large crude carriers ("VLCCs" or the "Vessels") for charter to an unaffiliated third party (the "Initial Charterer").  The Notes are not our obligations and we do not guarantee them. The Serial Notes were fully repaid on February 1, 2006.

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

In December 2010, the holders approved amendments to the Indenture of the Term mortgage notes and the management agreements for the vessels owned by the Owners. These amendments were made in connection with the termination of the initial charter for the vessel m.t. Antares Voyager and the potential termination of the vessel m.t. Phoenix Voyager and (i) approve the proposed sale of the Vessels provided an Adequate Bid (as defined in the Indenture as amended) has been received by Frontline, as manager of the Vessels, and (ii) during the period from the termination of the initial charter for each Vessel and its sale, permit the chartering of the vessel by Frontline in the spot market or on time charters.

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

Item 4.     (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	There is no established trading market for our Common Stock.

(b)	As of March 23, 2011 there was one (1) holder of record of our Common Stock.

(c)	There were no repurchases of our Common Stock.

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

Recently Issued Accounting Standards

There were no new accounting standards implemented in 2010 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

Contractual obligations

As at December 31, 2010, we had no contractual obligations and commitments.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
Golden State Petroleum Transport Corporation

We have audited the accompanying balance sheets of Golden State Petroleum Transport Corporation (the "Company") as of December 31, 2010 and December 31, 2009, the related statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden State Petroleum Transport Corporation as of December 31, 2010 and December 31, 2009, and the results of its operations and retained earnings and cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers AS

PricewaterhouseCoopers AS
Oslo, Norway
March 23, 2011

Balance Sheets as of December 31, 2010 and 2009
(in US$)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND STOCKHOLDER'S EQUITY
Stockholder's equity
Common stock, $0.00 par value; 100 shares
authorized, 2 shares issued and outstanding	2	2
Total liabilities and stockholder's equity	2	2

See accompanying notes to the financial statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the years ended December 31, 2010, 2009 and 2008
(in US$)

	2010	2009	2008
Revenue
Agency fees	-	-	-

Expenses
Transaction expenses	-	-	-

Net income	-	-	-

Retained earnings, beginning of year	-	-	-
Retained earnings, end of year	-	-	-

See accompanying notes to the financial statements.

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
(in US$)

	2010	2009	2008
Net income	-	-	-
Net cash provided by operating activities	-	-	-

Net cash provided by investing activities	-	-	-

Net cash used in financing activities	-	-	-
Net change in cash and cash equivalents	-	-	-

Cash and cash equivalents at beginning of year	2	2	2
Cash and cash equivalents at end of year	2	2	2

See accompanying notes to the financial statements.

Golden State Petroleum Transport Corporation
Notes to Financial Statements

1.	GENERAL

Golden State Petroleum Transport Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 5, 1996.  The Company is a special purpose corporation that was organized solely for the purpose of issuing, as agent for two affiliated entities, Golden State Petro (IOM I-A) PLC and Golden State Petro (IOM I-B) PLC (collectively, the "Owners") Serial and Term mortgage notes (together the "Notes").  These Notes were issued on December 24, 1996 and January 6, 1997 and the proceeds were used by the Owners to finance the construction and acquisition of two very large crude carriers for charter to an unaffiliated third party. The mortgage notes are not obligations of, and are not guaranteed by, the Company. The Serial Notes were fully repaid on February 1, 2006.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2010 pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's current disclosure controls and procedures were effective as of December 31, 2010.

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

The Company's management including the Principal Executive Officer and Principal Financial Officer, has conducted an assessment of the effectiveness of the Company's internal control over financial reporting and has determined that the Company's internal control over financial reporting as of December 31, 2010 is effective.

The annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the SEC that permit non-accelerated filers to provide only management's report in this annual report.

Change in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

On December 17, 2010 the holders approved amendments to the Indenture of the Term mortgage notes and the management agreements pursuant to a consent solicitation commenced on December 8, 2010. These amendments were made in connection with the termination of the initial charter for the vessel m.t. Antares Voyager and the potential termination of the vessel m.t. Phoenix Voyager and (i) approve the proposed sale of the Vessels provided an Adequate Bid (as defined in the Indenture as amended) has been received by Frontline, as manager of the Vessels, and (ii) during the period from the termination of the initial charter for each Vessel and its sale, permit the chartering of the vessel by Frontline in the spot market or on time charters.

PART III

Item 10.     Directors, Executive Officers and Corporate Goverance

The Company does not have operations nor does it have any employees involved in its management.  The following table sets forth the name, age and principal position with the Company of each of its executive directors.

Name	Age	Position with Company
Tor Olav Trøim	48	Director and President
Kate Blankenship	46	Director, Secretary, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

Tor Olav Trøim has been the President of the Company since July 30, 1998 and has been a Director of the Company since November 1, 1998.  Mr. Trøim graduated as M.Sc Naval Architect from the University of Trondheim, Norway in 1985. His careers include Equity Portfolio Manager with Storebrand ASA (1987-1990), and Chief Executive Officer for the Norwegian Oil Company DNO AS (1992-1995). Mr. Trøim has been Chairman and a Director of the Golar LNG Energy Limited (Oslo Axess) since its incorporation in June 2009. Mr. Trøim has served as Vice-President and a director of Seadrill Limited (NYSE) since its inception in May 2005. Mr. Trøim serves as a director and Vice President of Golar LNG Limited (NASDAQ), and as a director of three Oslo Stock Exchange listed companies, Golden Ocean Group Limited, Aktiv Kapital ASA and Marine Harvest ASA. He served as a director of Frontline from November 1997 until February 2008.  Mr. Trøim served as a director of Seatankers Management from 1995 until June 2009.  He also has acted as Chief Executive Officer for Knightsbridge Tankers Limited (NASDAQ), until September 2007 and for Golar LNG Limited until April 2006. Mr. Trøim  has served as Chairman of Independent Tankers Corporation Limited (Oslo OTC) since January 2008.

Kate Blankenship has been the Secretary of the Company since July 30, 1998 and has been a Director, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Company since November 1, 1998.  Mrs. Blankenship has also served as a director of Frontline since 2003. Mrs. Blankenship joined Frontline in 1994 and served as its Chief Accounting Officer and Secretary until October 2005. Mrs. Blankenship has been a director of Ship Finance International Limited (NYSE) since October 2003. Mrs. Blankenship has served as a director of Seadrill Limited (NYSE) since its inception in May 2005. Mrs. Blankenship has been a director of Independent Tankers Corporation Limited (Oslo OTC) since February 2008, Golar LNG Limited (NYSE) since July 2003 and Golden Ocean Group Limited (Oslo Stock Exchange) since November 2004. Mrs. Blankenship served as Chief Financial Officer of Knightsbridge Tankers Limited (NASDAQ) from April 2000 to September 2007 and its Secretary from December 2000 to March 2007. Mrs. Blankenship has been a Director of Golar LNG Energy Limited (Oslo Axess) since its incorporation in June 2009. She is a member of the Institute of Chartered Accountants in England and Wales.

The Company's equity is neither listed nor publicly traded. 82.47% of the equity is held by one beneficial owner, Frontline. The Owners' obligations toward their bondholders are set out in detail in covenants contained in the Indenture of the Notes. Accordingly the Company's Board of Directors has determined that the roles played by an audit committee or business code of ethics would have no applicability to the Company.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of March 23, 2011 with respect to the ownership by each person or group of persons, known by us to be a beneficial owner of 5% or more of our Common Stock.

Except as set forth below, we are not aware of any beneficial owner of more than 5% of our Common Stock as of close of business on March 23, 2011.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence

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

Item 14.     Principal Accountant Fees and Services

The following table sets forth for the two most recent fiscal years the fees we have paid our principal accountant for independent auditing, tax and related services:

	2010	2009
Audit fees (1)	$9,000	$10,058
Audit-related fees (2)	n/a	n/a
Tax fees (3)	n/a	n/a
All other fees (4)	n/a	n/a

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report under Item 8. Financial Statements and Supplementary Data:

Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2010 and 2009

Statements of Operations and Retained Earnings for the Years Ended December 31, 2010, 2009 and 2008

Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Financial Statements

(b) Exhibits

3.1	Certificate of Incorporation of Golden State Petroleum.*

3.2	Bylaws of Golden State Petroleum.*

3.3	Memorandum and Articles of Association of Golden State Petro (IOM I-A) PLC.*

3.4	Memorandum and Articles of Association of Golden State Petro (IOM I-B) PLC.*

4.1	Indenture, dated as of December 1, 1996, among Golden State Petroleum, the Owners and the Indenture Trustee, in respect of the 8.04% First Preferred Mortgage Notes due 2019.*

4.2	Stock Pledge Agreement between Golden State Holdings I Limited. and the Indenture Trustee.*

4.3	Issue of One Debenture, dated as of December 1, 1997, between Golden State Petro (IOM I-A) PLC and the Indenture Trustee.*

4.4	Issue of One Debenture, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and the Indenture Trustee.*

4.5	Assignment of Charter, dated as of December 1, 1996, between Golden State Petro (IOM I-A) PLC and the Indenture Trustee.*

4.6	Assignment of Charter, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and the Indenture Trustee.*

4.7	Assignment of Shipbuilding Contract and Agreement on Contract for Technical Matters, dated as of December 1, 1996, among Golden State Petro (IOM I-A) PLC and the Indenture Trustee.*

4.8	Assignment of Shipbuilding Contract and Agreement on Contract for Technical Matters, dated as of December 1, 1996, among Golden State Petro (IOM I-B) PLC and the Indenture Trustee.*

4.9	Assignment of Building Contract Guarantee, dated as of December 1, 1996, between Golden State Petro (IOM I-A) PLC and the Initial Charterer.*

4.10	Assignment of Building Contract Guarantee, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and the Initial Charterer.*

4.11	Guarantee, made as of December 24, 1996, from Chevron to Golden State Petro (IOM I-A) PLC.*

4.12	Guarantee, made as of December 24, 1996, from Chevron to Golden State Petro (IOM I-B) PLC.*

4.13	Assignment of Management Agreement, dated as of December 1, 1996, between Golden State Petro (IOM I-A) PLC and the Indenture Trustee.*

4.14	Assignment of Management Agreement, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and the Indenture Trustee.*

4.15	Form of Exchange Note.*

4.16	Supplement No. 2 to Indenture

5.1	Opinion of Thacher Proffitt & Wood, counsel to the Owners, as to the validity of the Exchange Notes.*

10.1	Serial Note Purchase Agreement, dated December 19, 1996, among Donaldson, Lufkin & Jenrette Securities Corporation, Golden State Petroleum and each Owner.*

10.2	Term Note Purchase Agreement, dated December 19, 1996, among Donaldson, Lufkin & Jenrette Securities Corporation, Golden State Petroleum and each Owner.*

10.3	Shipbuilding Contract, made as of December 24, 1996, among Golden State Petro (IOM I-A) PLC and the Builders.*

10.4	Shipbuilding Contract, made as of December 24, 1996, among Golden State Petro (IOM I-B) PLC and the Builders.*

10.5	Promissory Note from Golden State Petro (IOM I-A) PLC to Samsung Heavy Industries Co. Ltd.*

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

10.8	Bareboat Charter, made as of December 24, 1996, between Golden State Petro (IOM I-A) PLC and the Initial Charterer.*

10.9	Bareboat Charter, made as of December 24, 1996, by and between Golden State Petro (IOM I-B) PLC and the Initial Charterer.*

10.10	Management Agreement, dated as of December 1, 1996, between Golden State Petro (IOM I-A) PLC and Cambridge Fund Management LLC.*

10.11	Management Agreement, dated as of December 1, 1996, between Golden State Petro (IOM I-B) PLC and Cambridge Fund Management LLC.*

10.12	Agency Agreement, dated as of December 24, 1996, between the Owners and Golden State Petroleum.*

10.13	Registration Rights Agreement, dated as of December 24, 1996, among Golden State Petroleum, Donaldson, Lufkin & Jenrette Securities Corporation and each Owner.*

23.1	Consent of Thacher Proffitt & Wood (contained in Exhibit 5.1).*

23.2	Consent of Cains.*

25.1	Statement of eligibility of trustee on Form T-1.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Letter of Transmittal.*

99.2	Notice of Guaranteed Delivery.*

* Incorporated by reference from the Registrant's Registration Statement on Form F-4, Commission File Number 333-26227, dated April 30, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golden State Petroleum Transport Corporation
(Registrant)

Date	March 23, 2011	By	/s/ Tor Olav Trøim
Tor Olav Trøim
Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	March 23, 2011	By	/s/ Kate Blankenship
Kate Blankenship Director, Secretary, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer

Date	March 23, 2011	By	/s/ Tor Olav Trøim
Tor Olav Trøim Director and President