Form 10-Q
period 2011-03-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2011-05-11
CIK 1038286

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of May 11, 2011:

2 shares of Common Stock, $0.00 par value per share

The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing the form with the reduced disclosure format.

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

Item 1 – Financial Statements

Golden State Petroleum Transport Corporation
Unaudited Balance Sheets as of March 31, 2011 and December 31, 2010

(in US$)	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND EQUITY
Equity:
Common stock, $0.00 par value; 100 shares authorized, two shares issued and outstanding	2	2
Total liabilities and equity	2	2

See accompanying notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three month periods ended March 31, 2011 and 2010

(in US$)	Three month period ended March 31,
	2011	2010
Revenue
Agency fees	-	-

Expenses
Transaction expenses	-	-

Net income	-	-

Retained earnings, beginning of period	-	-
Retained earnings, end of period	-	-

See accompanying notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the three month periods ended March 31, 2011 and 2010

(in US$)	Three month period ended March 31,
	2011	2010
Net income	-	-
Net cash provided by operating activities	-	-

Net cash provided by investing activities	-	-

Net cash used in financing activities	-	-
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	2	2

See accompanying notes to unaudited financial statements

Golden State Petroleum Transport Corporation
Notes to the unaudited financial statements

Description of business and basis of preparation

Golden State Petroleum Transport Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 5, 1996.  The Company is a special purpose corporation that was organized solely for the purpose of issuing, as agent for two affiliated entities, Golden State Petro (IOM I-A) PLC and Golden State Petro (IOM I-B) PLC (collectively, the "Owners"), Serial and Term mortgage notes (together, the "Notes").  These Notes were issued on December 24, 1996 and January 6, 1997 and the proceeds were used by the Owners to finance the construction and acquisition of two very large crude carriers for charter to an unaffiliated third party. The mortgage notes are not obligations of, and are not guaranteed by, the Company. The Serial Notes were fully repaid on February 1, 2006.

The Company is a wholly-owned subsidiary of Golden State Holdings I, Limited, an Isle of Man holding company, which is a wholly-owned subsidiary of Independent Tankers Corporation ("ITC"). ITC is controlled by Frontline Ltd. ("Frontline"), a publicly listed Bermuda company.

In February 2008, Frontline established an intermediary holding company, Independent Tankers Corporation Limited ("ITCL"), to hold its investment in ITC. Frontline then distributed 17.53% of ITCL's common shares to Frontline's common shareholders. These shares trade on the Norwegian over-the-counter market. The balance of ITCL's common shares are indirectly owned by Frontline.

In accordance with a management agreement between each of the Owners and Frontline, Frontline provides administrative, management and advisory services to the Owners at an annual fee of $50,000 each, payable semi-annually.  All costs of administering the Owners and the Company are payable by Frontline from the management fee.  The management agreement is effective until termination by either party upon 30 days prior written notice.

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline, assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2011.  Based upon that evaluation, our principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011.

 (b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors
Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2010, which was filed with the Commission on March 23, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

None.

Item 6.    Exhibits

3.1*	Certificate of Incorporation of Golden State Petroleum Transport Corporation

3.2*	Bylaws of Golden State Petroleum Transport Corporation

3.3*	Memorandum and Articles of Association of Golden State Petro (IOM I-A) PLC

3.4*	Memorandum and Articles of Association of Golden State Petro (IOM I-B) PLC

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the Registrant's Registration Statement on Form F-4, Commission File Number 333-26227, dated April 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden State Petroleum Transport Corporation
(Registrant)

Date	May 11, 2011	By	/s/ Kate Blankenship
Kate Blankenship Director, Chief Financial Officer, Chief Accounting Officer

Date	May 11, 2011	By	/s/ Tor Olav Troim
Tor Olav Troim Director and President