Form 10-Q
period 2011-06-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2011-08-10
CIK 1038286

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of August 10, 2011

2 shares Common Stock, $0.00 par value per share

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

Item 1 – FINANCIAL STATEMENTS

Golden State Petroleum Transport Corporation
Unaudited Balance Sheets as of June 30, 2011 and December 31, 2010
(in US$)

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND EQUITY
Equity:
Common stock, $0.00 par value; 100 shares
authorized, two shares issued and outstanding	2	2
Total liabilities and equity	2	2

See accompanying Notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three and six month periods ended June 30, 2011 and 2010
 (in US$)

	Three month period ended June 30,		Six month period ended June 30,
	2011	2010	2011	2010
Revenue
Agency fees	-	-	-	-

Expenses
Transaction expenses	-	-	-	-
	-	-	-	-
Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See accompanying Notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010
 (in US$)

	Six month period ended June 30,
	2011	2010

Net income	-	-

Net cash provided by (used in) operating activities	-	-

Net cash provided by (used in) investing activities	-	-

Net cash provided by (used in) financing activities	-	-

Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	2	2

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline, assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2011.  Based upon that evaluation, our principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

None.

Item 6.    Exhibits

3.1*		Certificate of Incorporation of Golden State Petroleum Transport Corporation

3.2*		Bylaws of Golden State Petroleum Transport Corporation

3.3*		Memorandum and Articles of Association of Golden State Petro (IOM I-A) PLC

3.4*		Memorandum and Articles of Association of Golden State Petro (IOM I-B) PLC

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1		Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS**	XBRL	Instance Document

101.	SCH**	XBRL	Taxonomy Extension Schema

101.	CAL**	XBRL	Taxonomy Extension Schema Calculation Linkbase

101.	LAB**	XBRL	Taxonomy Extension Schema Label Linkbase

101.	PRE**	XBRL	Taxonomy Extension Schema Presentation Linkbase

*	Incorporated by reference from the Registrant's Registration Statement on Form F-4, Commission File Number 333-26227, dated April 30, 1997.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	August 10, 2011		Golden State Petroleum Transport Corporation
(Registrant)

		By	/s/ Kate Blankenship
Kate Blankenship Director, Chief Financial Officer, Chief Accounting Officer

Date	August 10, 2011	By	/s/ Tor Olav Troim
Tor Olav Troim Director and President