Form 10-Q
period 2011-09-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2011-11-03
CIK 1038286

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of November 3, 2011

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

Item 1 – FINANCIAL STATEMENTS

Golden State Petroleum Transport Corporation
Unaudited Balance Sheets as of September 30, 2011 and December 31, 2010
(in US$)

	Sept 30, 2011	Dec 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND EQUITY
Equity:
Common stock, $0.00 par value; 100 shares
authorized, two shares issued and outstanding	2	2
Total liabilities and equity	2	2

See accompanying Notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three and nine month periods ended September 30, 2011 and September 30, 2010
 (in US$)

	Three month period ended Sept 30,		Nine month period ended Sept 30,
	2011	2010	2011	2010
Revenue
Agency fees	-	-	-	-

Expenses
Transaction expenses	-	-	-	-
	-	-	-	-
Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See accompanying Notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the nine month periods ended September 30, 2011 and September 30, 2010
 (in US$)

	Nine month period ended Sept 30,
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline, assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based upon that evaluation, our principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011.

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

Golden State Petroleum Transport Corporation
(Registrant)

Date	November 3, 2011	By	/s/ Kate Blankenship
Kate Blankenship Director, Chief Financial Officer, Chief Accounting Officer

Date	November 3, 2011	By	/s/ Tor Olav Troim
Tor Olav Troim Director and President