Form 10-K
period 2011-12-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2012-03-16
CIK 1038286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To
Commission file number	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3927016
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4th Floor Par-la-Ville Place, 14 Par-la-Ville Road, Hamilton, Bermuda, HM08
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(441) 295 6935

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not applicable

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 16, 2012

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

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.            Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	There is no established trading market for our Common Stock.

(b)	As of March 16, 2012 there was one (1) holder of record of our Common Stock.

(c)	There were no repurchases of our Common Stock.

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

Recently Issued Accounting Standards

There were no new accounting standards implemented in 2011 that had an impact on our results or new accounting standards to be implemented in the future that we expect to have an impact on our results when adopted.

Contractual obligations

As at December 31, 2011, we had no contractual obligations and commitments.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.           Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder
Golden State Petroleum Transport Corporation

We have audited the accompanying balance sheets of Golden State Petroleum Transport Corporation (the "Company") as of December 31, 2011 and December 31, 2010 and the related statements of operations and retained earnings and of cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden State Petroleum Transport Corporation as of December 31, 2011 and December 31, 2010, the results of its operations and cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers AS

PricewaterhouseCoopers AS
Oslo, Norway
March 16, 2012

Golden State Petroleum Transport Corporation
Balance Sheets as of December 31, 2011 and 2010
(in US$)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND EQUITY
Equity
Common stock, $0.00 par value; 100 shares
authorized, 2 shares issued and outstanding	2	2
Total liabilities and equity	2	2

See accompanying notes to the financial statements

Golden State Petroleum Transport Corporation
Statements of Operations and Retained Earnings for the years ended December 31, 2011, 2010 and 2009
(in US$)

	2011	2010	2009
Revenue
Agency fees	-	-	-

Expenses
Transaction expenses	-	-	-

Net income	-	-	-

Retained earnings, beginning of year	-	-	-
Retained earnings, end of year	-	-	-

See accompanying notes to the financial statements.

Golden State Petroleum Transport Corporation
Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
(in US$)

	2011	2010	2009
Net income	-	-	-
Net cash provided by operating activities	-	-	-

Net cash provided by investing activities	-	-	-

Net cash used in financing activities	-	-	-
Net change in cash and cash equivalents	-	-	-

Cash and cash equivalents at beginning of year	2	2	2
Cash and cash equivalents at end of year	2	2	2

See accompanying notes to the financial statements.

Golden State Petroleum Transport Corporation
Notes to Financial Statements

1.	GENERAL

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

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.        Controls and Procedures

Disclosure Controls and Procedures

The Company's management, including the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2011 pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's current disclosure controls and procedures were effective as of December 31, 2011.

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

The Company's management including the Principal Executive Officer and Principal Financial Officer, has conducted an assessment of the effectiveness of the Company's internal control over financial reporting and has determined that the Company's internal control over financial reporting as of December 31, 2011 is effective.

The annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit non-accelerated filers to provide only management's report in this annual report.

Change in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.         Other Information

None.
PART III

Item 10.          Directors, Executive Officers and Corporate Goverance

The Company does not have operations nor does it have any employees involved in its management.  The following table sets forth the name, age and principal position with the Company of each of its executive directors.

Name	Age	Position with Company

Tor Olav Trøim	49	Director and President
Kate Blankenship	47	Director, Secretary, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Officers are appointed by the Board of Directors and will serve until they resign or are removed by the Board of Directors.

Tor Olav Trøim has been the President of the Company since July 30, 1998 and has been a Director of the Company since November 1, 1998.  Mr. Trøim graduated as M.Sc Naval Architect from the University of Trondheim, Norway in 1985. His careers include Equity Portfolio Manager with Storebrand ASA (1987-1990), and Chief Executive Officer for the Norwegian Oil Company DNO AS (1992-1995). Mr. Trøim has served as Vice-President and a director of Seadrill Limited (NYSE) since its inception in May 2005. Mr. Trøim serves as a director and Vice President of Golar LNG Limited (NASDAQ) and Golar LNG Partners LP since 2009.  He is also a director of four Oslo Stock Exchange listed companies, Archer Limited, Golden Ocean Group Limited, Aktiv Kapital ASA and Marine Harvest ASA. He served as a director of Frontline from November 1997 until February 2008.  Mr. Trøim served as a director of Seatankers Management from 1995 until June 2009.  He also has acted as Chief Executive Officer for Knightsbridge Tankers Limited (NASDAQ), until September 2007 and for Golar LNG Limited until April 2006. Mr. Trøim  has served as Chairman of Independent Tankers Corporation Limited (Oslo OTC) since January 2008.

Kate Blankenship has been the Secretary of the Company since July 30, 1998 and has been a Director, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Company since November 1, 1998.  Mrs. Blankenship has also served as a director of Frontline since 2003. Mrs. Blankenship joined Frontline in 1994 and served as its Chief Accounting Officer and Secretary until October 2005. Mrs. Blankenship has been a director of Ship Finance International Limited (NYSE) since October 2003. Mrs. Blankenship has served as a director of Seadrill Limited (NYSE) since its inception in May 2005. Mrs. Blankenship has been a director of Independent Tankers Corporation Limited (Oslo OTC) since February 2008, Golar LNG Limited (NYSE) since July 2003 and Golden Ocean Group Limited (Oslo Stock Exchange) since November 2004. Mrs. Blankenship served as Chief Financial Officer of Knightsbridge Tankers Limited (NASDAQ) from April 2000 to September 2007.   Mrs. Blankenship has been a director of Golar LNG Partners LP since 2007 and Archer Limited since 2007.  She is a member of the Institute of Chartered Accountants in England and Wales.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of March 16, 2012 with respect to the ownership by each person or group of persons, known by us to be a beneficial owner of 5% or more of our Common Stock.

Except as set forth below, we are not aware of any beneficial owner of more than 5% of our Common Stock as of close of business on March 16, 2012.

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

Item 14.         Principal Accountant Fees and Services

The following table sets forth for the two most recent fiscal years the fees we have paid our principal accountant for independent auditing, tax and related services:

	2011	2010
Audit fees (1)	$9,500	$9,000
Audit-related fees (2)	n/a	n/a
Tax fees (3)	n/a	n/a
All other fees (4)	n/a	n/a

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

Item 15.          Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report under Item 8. Financial Statements and Supplementary Data:

Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2011 and 2010

Statements of Operations and Retained Earnings for the Years Ended December 31, 2011, 2010 and 2009

Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

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

101
The following materials from Golden State Petroleum's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets as of December 31, 2011 and 2010; (ii) Statements of Operations and Retained Earnings for the years ended December 31, 2011, 2010 and 2009; (iii) Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (iv) Notes to Financial Statements. **

* Incorporated by reference from the Registrant's Registration Statement on Form F-4, Commission File Number 333-26227, dated April 30, 1997.

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

Golden State Petroleum Transport Corporation
(Registrant)

Date	March 16, 2012	By	/s/ Tor Olav Trøim
Tor Olav Trøim
Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	March 16, 2012	By	/s/ Kate Blankenship
Kate Blankenship Director, Secretary, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer

Date	March 16, 2012	By	/s/ Tor Olav Trøim
Tor Olav Trøim Director and President