Form 10-Q
period 2012-06-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2012-08-09
CIK 1038286

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of August 9, 2012:

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

Item 1 – Financial Statements

Golden State Petroleum Transport Corporation
Unaudited Balance Sheets as of June 30, 2012 and December 31, 2011

(in US$)	June 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND EQUITY
Equity:
Common stock, $0.00 par value; 100 shares authorized, two shares issued and outstanding	2	2
Total liabilities and equity	2	2

See accompanying notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three and six month periods ended June 30, 2012 and 2011

 (in US$)

	Three month period ended June 30,		Six month period ended June 30,
	2012	2011	2012	2011
Revenue
Agency fees	-	-	-	-

Expenses
Transaction expenses	-	-	-	-
	-	-	-	-
Net income	-	-	-	-

Retained earnings, beginning of period	-	-	-	-
Retained earnings, end of period	-	-	-	-

See accompanying notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011

(in US$)	Six month period ended June 30,
	2012	2011
Net income	-	-
Net cash provided by operating activities	-	-

Net cash provided by investing activities	-	-

Net cash used in financing activities	-	-
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	2	2

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline, assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2012.  Based upon that evaluation, our principal executive and financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012.

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

Golden State Petroleum Transport Corporation
(Registrant)

Date	August 9, 2012	By	/s/ Kate Blankenship
Kate Blankenship Director, Chief Financial Officer, Chief Accounting Officer

Date	August 9, 2012	By	/s/ Tor Olav Troim
Tor Olav Troim Director and President