Form 10-Q
period 2013-03-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2013-05-09
CIK 1038286

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of May 9, 2013:

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

Item 1 – Financial Statements

Golden State Petroleum Transport Corporation
Unaudited Balance Sheets as of March 31, 2013 and December 31, 2012

(in US$)	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND EQUITY
Equity:
Common stock, $0.00 par value; 100 shares authorized, two shares issued and outstanding	2	2
Total liabilities and equity	2	2

See accompanying notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three month periods ended March 31, 2013 and 2012

 (in US$)

Three month period ended March 31,
	2013	2012
Revenue
Agency fees	-	-

Expenses
Transaction expenses	-	-
	-	-
Net income	-	-

Retained earnings, beginning of period	-	-
Retained earnings, end of period	-	-

See accompanying notes to the unaudited financial statements

Golden State Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012

(in US$)	Nine month period ended March 31,
	2013	2012
Net income	-	-
Net cash provided by operating activities	-	-

Net cash provided by investing activities	-	-

Net cash used in financing activities	-	-
Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	2	2

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

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2012. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results. The Company does not have any Other Comprehensive Income.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline, assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2013.  Based upon that evaluation, our management, including our principal executive and financial officers, with the participation of our manager, Frontline, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013.

 (b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Commission on March 18, 2013.

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

Golden State Petroleum Transport Corporation
(Registrant)

Date	May 9, 2013	By	/s/ Kate Blankenship
Kate Blankenship Director, Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer)

Date	May 9, 2013	By	/s/ Tor Olav Troim
Tor Olav Troim Director and President (Principal Executive Officer)