Form 10-Q
period 2013-06-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2013-08-08
CIK 1038286

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of August 8, 2013:

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

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Golden State Petroleum Transport Corporation
Unaudited Balance Sheets as of June 30, 2013 and December 31, 2012
(in USD)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND EQUITY
Equity
Common stock, $0.00 par value; 100 shares authorized, two shares issued and outstanding	2	2
Total liabilities and equity	2	2

See accompanying notes to the unaudited financial statements.

Golden State Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three month and six month periods ended June 30, 2013 and 2012
(in USD)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue
Agency fees	—	—	—	—
Expenses
Transaction expenses	—	—	—	—
Net income	—	—	—	—
Retained earnings, beginning of period	—	—	—	—
Retained earnings, beginning of period	—	—	—	—

See accompanying notes to the unaudited financial statements.

Golden State Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012
(in USD)

	Six months ended June 30,
	2013	2012
Net income	—	—
Net cash provided by operating activities	—	—
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	2	2

See accompanying notes to the unaudited financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline, assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2013.  Based upon that evaluation, our management, including our principal executive and financial officers, with the participation of our manager, Frontline, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013.

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

Golden State Petroleum Transport Corporation
(Registrant)

Date	August 8, 2013	By	/s/ Kate Blankenship
Kate Blankenship Director, Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer)

Date	August 8, 2013	By	/s/ Tor Olav Troim
Tor Olav Troim Director and President (Principal Executive Officer)