Form 10-Q
period 2014-03-31
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2014-05-13
CIK 1038286

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of May 13, 2014:

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

In addition to these important factors and matters discussed elsewhere herein and in the documents incorporated by reference herein, important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements include the strength of world economies and currencies, general market conditions, including fluctuations in charter hire rates and vessel values, changes in demand in the tanker market, including changes in demand resulting from changes in OPEC's petroleum production levels and world wide oil consumption and storage, changes in the Company's operating expenses, changes in governmental rules and regulations or actions taken by regulatory authorities, potential liability from pending or future litigation, general domestic and international political conditions, potential disruption of shipping routes due to accidents or political events, and other important factors described from time to time in the reports filed by the Company with the Securities and Exchange Commission, or the Commission.

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Golden State Petroleum Transport Corporation
Unaudited Balance Sheets as of March 31, 2014 and December 31, 2013
(in USD)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND EQUITY
Equity
Common stock, $0.00 par value; 100 shares authorized, two shares issued and outstanding	2	2
Total liabilities and equity	2	2

See accompanying notes to the unaudited financial statements.

Golden State Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three month periods ended March 31, 2014 and 2013
(in USD)

Three months ended March 31,
	2014	2013
Revenue
Agency fees	—	—
Expenses
Transaction expenses	—	—
Net income	—	—
Retained earnings, beginning of period	—	—
Retained earnings, end of period	—	—

See accompanying notes to the unaudited financial statements.

Golden State Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013
(in USD)

	Three months ended March 31,
	2014	2013
Net income	—	—
Net cash provided by operating activities	—	—
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	2	2

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

The interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2013. The Company follows the same accounting policies in the preparation of interim reports. In the opinion of management, the financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year's results. The Company does not have any Other Comprehensive Income.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline, assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2014.  Based upon that evaluation, our management, including our principal executive and financial officers, with the participation of our manager, Frontline, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2013, which was filed with the Commission on March 25, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

3.1*	Certificate of Incorporation of Golden State Petroleum Transport Corporation

3.2*	Bylaws of Golden State Petroleum Transport Corporation

3.3*	Memorandum and Articles of Association of Golden State Petro (IOM I-A) PLC

3.4*	Memorandum and Articles of Association of Golden State Petro (IOM I-B) PLC

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS	XBRL	Instance Document
101.	SCH	XBRL	Taxonomy Extension Schema
101.	CAL	XBRL	Taxonomy Extension Schema Calculation Linkbase
101.	LAB	XBRL	Taxonomy Extension Schema Label Linkbase
101.	PRE	XBRL	Taxonomy Extension Schema Presentation Linkbase

*	Incorporated by reference from the Registrant's Registration Statement on Form F-4, Commission File Number 333-26227, dated April 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden State Petroleum Transport Corporation
(Registrant)

Date	May 13, 2014	By	/s/ Kate Blankenship
Kate Blankenship Director, Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer)

Date	May 13, 2014	By	/s/ Tor Olav Troim
Tor Olav Troim Director and President (Principal Executive Officer)