Form 10-Q
period 2014-09-30
GOLDEN STATE PETROLEUM TRANSPORT CORP
filed 2014-11-13
CIK 1038286

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-26227

Golden State Petroleum Transport Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-392-7016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[_] Yes   [_] No

Number of shares outstanding of each class of Registrant's Common Stock as of November 13, 2014:

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

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Golden State Petroleum Transport Corporation
Unaudited Balance Sheets as of September 30, 2014 and December 31, 2013
(in USD)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	2	2
Total assets	2	2

LIABILITIES AND EQUITY
Equity
Common stock, $0.00 par value; 100 shares authorized, two shares issued and outstanding	2	2
Total liabilities and equity	2	2

See accompanying notes to the unaudited financial statements.

Golden State Petroleum Transport Corporation
Unaudited Statements of Operations and Retained Earnings for the three month and nine month periods ended September 30, 2014 and 2013
(in USD)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue
Agency fees	—	—	—	—
Expenses
Transaction expenses	—	—	—	—
Net income	—	—	—	—
Retained earnings, beginning of period	—	—	—	—
Retained earnings, end of period	—	—	—	—

See accompanying notes to the unaudited financial statements.

Golden State Petroleum Transport Corporation
Unaudited Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013
(in USD)

	Nine months ended September 30,
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, with the participation of our manager, Frontline, assessed the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2014. Based upon that evaluation, our management, including our principal executive and financial officers, with the participation of our manager, Frontline, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

On October 20, 2014, the Company's affiliate, Golden State Petro (IOM I-A) PLC, sold the vessel m.t. Ulriken, which served as collateral for the 8.04% First Preferred Mortgage Notes due 2019 (the "Notes") issued by the Company as agent for Golden State Petro (IOM I-A) PLC. The sale was made in accordance with the requirements of the indenture (the "Indenture") governing the Notes. As provided by the Indenture, the net proceeds from the sale, together with other funds held by or on behalf of the trustee under the Indenture for the benefit of noteholders, will be used to mandatorily redeem all remaining outstanding notes 90 days after the sale of the vessel. The Company expects that the mandatory redemption will take place on or around January 19, 2015.

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

Golden State Petroleum Transport Corporation
(Registrant)

Date	November 13, 2014	By	/s/ Kate Blankenship
Kate Blankenship Director, Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer)

Date	November 13, 2014	By	/s/ Tor Olav Troim
Tor Olav Troim Director and President (Principal Executive Officer)